Form 10-Q
period 1996-06-30
BENCHMARQ MICROELECTRONICS INC
filed 1996-08-13
CIK 872918

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
 -------------------------------------------------------------------------------

                                   FORM 10-Q

                                  (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                          COMMISSION FILE NO. 0-27232

                       BENCHMARQ MICROELECTRONICS, INC.

            (Exact name of registrant as specified in its charter)

          DELAWARE                                                74-2532442
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

      17919 WATERVIEW PARKWAY
         DALLAS, TEXAS                                                  75252
(Address of principal executive offices)                             (Zip code)

                                (214) 437-9195
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES   X                                         NO
           -------                                        -------

As of August 8, 1996, there were 6,678,082 shares of the registrant's common stock outstanding.

                             CAUTIONARY STATEMENT

     The Company wishes to caution readers that the following important factors, in addition to others noted throughout this Form 10-Q, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for the third quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company, including, without limitation, those regarding litigation made in Part II, Item 1; future product sales made in Part I, Item 2, in the section entitled "Overview", gross margins made in Part I, Item 2, in
                             --------
the section entitled "Results of Operations-Gross Margin", selling, general and
                      ----------------------------------
administrative expenses made in Part I, Item 2, in the section entitled "Results
                                                                         -------
of Operations-Selling, General and Administrative",  research and development
- - -------------------------------------------------
expenses made in Part I, Item 2, in  the section entitled "Results of
                                                           ----------
Operations-Research and Development", and capital expenditures made in Part I,
- - -----------------------------------
Item 2, in the section entitled "Liquidity and Capital Resources":
                                 -------------------------------

     --an accelerated decline in the average selling prices for the Company's battery management products, NVSRAM (as defined herein) products and RTC (as defined herein) products;

     --insufficient expansion of the Company's production capacity to meet the sales demand for battery management products;

     --slower or declining acceptance of battery management products, NVSRAM products or RTC products;

     --increases in the prices of materials and components, especially wafers and batteries;

     --timing or delay of new product introductions by the Company or its competitors;

     --loss of key personnel;

     --excess production capacity;

     --inability to achieve acceptable margins on the non-proprietary components included in certain battery management products;

     --timing and size of significant orders;

     --changes in product  mix;

     --advances in technologies;

     --growth of selling, general and administrative expense at a rate faster than that of sales and revenues;

     --adverse rulings in patent infringement and product liability litigation;

     --labor disputes; and

     --failure to comply with government regulations.

     In addition, the Company refers readers to the discussion of certain risk factors pertaining to the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and in the Company's Registration Statement on Form S-1 (Registration No. 33-06896) filed with the Securities and Exchange Commission on September 13, 1995.

                       BENCHMARQ MICROELECTRONICS, INC.
                              INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                          Page
                                                                        ----

Item 1.  Financial Statements

         Balance Sheets at June 30, 1996 (unaudited) and
           December 31, 1995........................................     4

         Statements of Income (unaudited) for the Three
           and Six Months Ended June 30, 1996 and 1995..............     5

         Statements of Cash Flows (unaudited) for the Six
           Months Ended June 30, 1996 and 1995......................     6

         Notes to Financial Statements (unaudited)..................     7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations............    10

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings..........................................    17

Item 6.  Exhibits and Reports on Form 8-K...........................    17

Signatures..........................................................    18

                       BENCHMARQ MICROELECTRONICS, INC.
                                BALANCE SHEETS

                                                                   JUNE 30,        DECEMBER 31,
                                                                     1996             1995
                                                               --------------------------------
                                                                 (unaudited)
                            ASSETS
Current assets:
   Cash and cash equivalents................................   $  2,199,931        $ 12,653,260
   Short-term investments...................................      9,703,654                -
   Receivables, net of allowance for doubtful accounts and
      returns of $107,891 and $179,923 at June 30, 1996
      and December 31, 1995.................................      3,933,264           4,156,598
   Inventories..............................................      4,455,355           3,150,594
   Prepaid expenses.........................................        149,062             161,840
                                                               ------------        ------------
         Total current assets...............................     20,441,266          20,122,292
Property and equipment, at cost:
   Furniture and fixtures...................................        726,212             578,453
   Equipment................................................      3,205,769           2,366,890
   Computer software........................................        370,212             342,404
                                                               ------------        ------------
                                                                  4,302,193           3,287,747
   Accumulated depreciation.................................      2,179,310           1,629,890
                                                               -----------         ------------
                                                                  2,122,883           1,657,857
Equipment under capital lease obligations...................      3,941,940           2,704,511
   Accumulated amortization.................................        792,626             638,820
                                                               ------------        ------------
                                                                  3,149,314           2,065,691
Prepayment for product purchases............................      5,880,000                -
Lease deposits and other assets.............................         20,756              39,181
                                                               ------------        ------------
         Total assets.......................................   $ 31,614,219        $ 23,885,021
                                                               ============        ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.........................................    $ 2,173,002        $  2,403,842
   Note payable.............................................      3,380,000                -
   Payroll and related benefits.............................        155,211             257,000
   Sales commissions payable................................        229,452             187,372
   Income taxes payable.....................................        175,628             107,931
   Other accrued liabilities................................        381,564             297,822
   Deferred income on shipments to distributors.............      1,226,252             670,336
   Current obligations under capital leases.................      1,239,227             814,869
                                                                -----------        ------------
         Total current liabilities..........................      8,960,336           4,739,172
Obligations under capital leases, less current obligations..      1,453,882             890,540
Stockholders' equity........................................
   Common stock, $ .001 par value, 50,000,000 shares
      authorized; 6,711,374 and 6,500,496 shares issued
      at June 30, 1996 and December 31, 1995, respectively..          6,711               6,501
   Additional paid-in capital...............................     24,569,116          23,931,866
   Accumulated deficit......................................     (3,353,784)         (5,670,258)
   Unrealized loss on short-term investments, net...........         (9,242)               -
   Treasury stock, 64,000 common shares, at cost............        (12,800)            (12,800)
                                                                -----------        ------------
         Total stockholders' equity.........................     21,200,001          18,255,309
                                                                -----------        ------------
         Total liabilities and stockholders' equity.........    $31,614,219        $ 23,885,021
                                                                ===========        ============

                            SEE ACCOMPANYING NOTES.

                       BENCHMARQ MICROELECTRONICS, INC.
                             STATEMENTS OF INCOME
                                  (unaudited)

                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                   1996           1995           1996           1995
                                              --------------  -------------  ------------- ------------

  Net revenues..............................   $ 9,067,648    $ 7,150,242    $17,542,763   $13,837,729
  Cost of sales.............................     5,079,605      3,995,430     10,133,730     7,694,942
                                                ----------    -----------    -----------   -----------
  Gross margin..............................     3,988,043      3,154,812      7,409,033     6,142,787
  Operating expenses:
     Research and development...............       699,792        565,170      1,290,227     1,068,017
     Selling, general, and administrative...     2,026,631      1,467,841      3,845,952     2,898,181
                                                ----------    -----------    -----------   -----------
     Total operating expenses...............     2,726,423      2,033,011      5,136,179     3,966,198
                                                ----------    -----------    -----------   -----------
  Income from operations....................     1,261,620      1,121,801      2,272,854     2,176,589
  Other income (expense):
     Interest income........................       170,193         95,892        342,054       190,222
     Interest expense.......................       (51,207)       (89,209)       (94,135)     (176,973)
     Other..................................       (22,832)         1,282        (37,999)        1,282
                                                ----------    -----------    -----------   -----------
  Income before provision for income taxes..     1,357,774      1,129,766      2,482,774     2,191,120
  Provision for income taxes................        98,800         87,800        166,300       170,400
                                                ----------    -----------    -----------   -----------
  Net income................................    $1,258,974    $ 1,041,966    $ 2,316,474   $ 2,020,720
                                                ==========    ===========    ===========   ===========

  Net income per common and
     common equivalent share................    $     0.17    $      0.17    $      0.32   $      0.32
                                                ==========    ===========    ===========   ===========

  Shares used in computing net income per
     common and common equivalent share.....     7,358,842      6,350,407      7,292,154     6,349,181
                                                ==========    ===========    ===========   ===========




                            SEE ACCOMPANYING NOTES.

                        BENCHMARQ MICROELECTRONICS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                           1996               1995
                                                                       --------------------------------

Operating Activities:
Net income.........................................................     $  2,316,474       $ 2,020,720
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization...................................          740,399           456,605
   Loss on disposition of fixed assets.............................           37,999              -

   Changes in operating assets and liabilities:
        Receivables................................................          223,334           193,268
        Inventories................................................       (1,304,761)         (835,652)
        Prepaid expenses and other assets..........................           31,203          (142,348)
        Accounts payable...........................................         (230,840)         (101,885)
        Income taxes payable.......................................           67,697             9,956
        Deferred income on shipments to distributors...............          555,916           290,353
        Accrued liabilities........................................           24,033          (117,384)
                                                                        ------------       -----------
Net cash provided by operating activities..........................        2,461,454         1,773,633

Investing Activities:
Prepayment for product purchases...................................       (2,500,000)             -
Investment in short-term investments...............................      (20,023,985)             -
Maturities of short-term investments...............................       10,311,089              -
Capital expenditures...............................................         (697,401)         (492,114)
                                                                        ------------       -----------
Net cash used by investing activities..............................      (12,910,297)         (492,114)

Financing Activities:
Proceeds from issuance of common stock upon exercise of options....           53,076            13,818
Proceeds from issuance of common stock, net of offering costs......          584,384              -
Principal payments under capital lease obligations.................         (641,946)         (394,789)
Principal payments on notes payable................................             -               (8,271)
                                                                        ------------       -----------
Net cash used by financing activities..............................           (4,486)         (389,242)
                                                                        ------------       -----------
Net change in cash and cash equivalents............................      (10,453,329)          892,277
Cash and cash equivalents at beginning of period...................       12,653,260         5,599,090
                                                                        ------------       ------------
Cash and cash equivalents at end of period.........................     $  2,199,931       $ 6,491,367
                                                                        ============       ===========
 Supplemental Cash Flows Information
   Cash paid for interest..........................................     $     94,135       $   176,973
                                                                        ============       ===========
   Cash paid for income taxes......................................     $     98,603       $   160,444
                                                                        ============       ===========

                            SEE ACCOMPANYING NOTES.

                        BENCHMARQ MICROELECTRONICS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996
                                 (unaudited)

1.   INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared by BENCHMARQ Microelectronics, Inc. (the "Company" or "BENCHMARQ") in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and the footnotes thereto included in the BENCHMARQ Microelectronics, Inc. annual report on Form 10-K for the year ended December 31, 1995.

2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per share amounts are computed using the weighted average number of common and common equivalent shares. For the three and six months ended June 30, 1996, common equivalent shares consisted of stock options and warrants (using the treasury stock method). For the three and six months ended June 30, 1995, common equivalent shares consisted of convertible preferred stock (using the if converted method) and stock options and warrants (using the modified treasury stock method).

3.   SHORT-TERM INVESTMENTS

     Short-term investments consist of U. S. government debt securities (carrying value of $956,206 at June 30, 1996), state and municipal debt securities (carrying value of $1,032,000 at at June 30, 1996) and corporate debt securities (carrying value of $7,715,448 at June 30, 1996). At June 30, 1996, all of these securities were classified as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Interest on all securities is included in interest income.

     The Company's Board of Directors has approved investment guidelines with regard to diversification, quality, maturities and allowed investments. At the time of purchase there can be no more than 10% of the portfolio invested per issuer or guarantor with the exception of U. S. government backed securities, and all securities must meet minimum investment grade standards.

                       BENCHMARQ MICROELECTRONICS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996
                                  (unaudited)

4.   INVENTORIES

     Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market.

     Inventories consist of the following:

                                        JUNE 30,   DECEMBER 31,
                                          1996         1995
                                       ----------  ------------
Finished goods.......................  $1,307,254    $  690,491
Work-in-process......................   1,877,632     1,232,253
Raw materials........................   1,270,469     1,227,850
                                       ----------    ----------
                                       $4,455,355    $3,150,594
                                       ==========    ==========

5.   COMMITMENTS

     In May 1996, the Company entered into an Option Agreement with Taiwan Semiconductor Manufacturing Co., Ltd. ("TSMC") (the "Option Agreement"). Pursuant to the Option Agreement, the Company agreed to pay $5,880,000 as an advance payment for certain quantities of wafers, of which $2,500,000 was paid in May 1996 and the Company issued a promissory note due March 31, 1997 for the remaining $3,380,000. Under the terms of the Option Agreement, which is essentially a take or pay arrangement, the Company has committed to purchase from TSMC and TSMC has committed to provide to the Company certain quantities of wafers through 2000. Additionally, in July 1996, the Company entered into a Wafer Production Agreement (the "Wafer Agreement") with TSMC which primarily governs the production and supply process relating to the wafers to be purchased under the Option Agreement.

6.   COMMON STOCK

     In December 1995, the Company sold 1,000,000 shares of its common stock pursuant to an initial public offering ("IPO"). In January 1996, the underwriters of the Company's IPO purchased an additional 85,000 shares of the Company's common stock to cover over-allotments on the same terms and conditions as set forth in the prospectus for the IPO dated December 1, 1995. The Company received net proceeds of $584,384 from the sale of the additional shares.

7.   CONTINGENCY

     In December 1995, the Company filed a lawsuit against Dallas Semiconductor Corporation in the United States District Court for the Eastern District of Texas, Sherman Division (the "Court"). In the lawsuit, the Company was seeking a declaratory judgment of non-infringement of eight United States patents issued to Dallas Semiconductor. The lawsuit was filed by the Company in response to Dallas Semiconductor's allegation of patent infringement. In June 1996, the Court dismissed the lawsuit against Dallas Semiconductor for lack of subject matter jurisdiction. Because the Court ruled it did not have jurisdiction over the matter, no decision as to the merits of the case was reached.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS



OVERVIEW

     BENCHMARQ was incorporated in 1989 and is engaged in the design, development and marketing of mixed-signal integrated circuits ("ICs") and electronic modules for portable and power-sensitive electronic systems. The Company introduced its first products in October 1990, and made its first shipments, principally of nonvolatile static random access memory ("NVSRAM") modules, in December 1990. In August 1991, the Company shipped its initial battery management product and in December 1991 shipped its first real-time-clock ("RTC") product.

     BENCHMARQ currently is directing the majority of its research and development efforts to the development of battery management products. The Company believes that its revenues from RTC products and NVSRAM products will not increase materially in the future and may decline due to competitive pressure or continued softness in demand from customers in the desk- top personal computer ("PC") and networking markets, respectively. Accordingly, the Company expects that favorable future operating results will be substantially dependent upon its ability to expand sales of battery management products. The Company has experienced significant growth in sales of battery management products in the last three quarters primarily due to increased sales of battery capacity monitoring devices (gas gauge ICs) into portable PC applications. Consequently, the Company is in the process of adding test capacity principally to address increased demand for gas gauge ICs. The Company's objective is to continue to grow battery management revenues, which have been the Company's largest revenue product line for the last three consecutive quarters, to a more dominant position within the Company's revenue structure. There can be no assurance that the Company will be successful in substantially increasing sales of battery management products or that sales of RTC products or NVSRAM products will not decline.



RESULTS OF OPERATIONS

Three Months Ended June 30, 1996, Compared with Three Months Ended June 30, 1995

     Net Revenues. Total net revenues in second quarter 1996 were approximately $9.1 million, a 27% increase over the same period in 1995. Revenues generated by product sales accounted for $9.0 million of total net revenues in second quarter 1996, an increase of 34% compared to the same period in 1995. This increase was due principally to increased sales of gas gauge ICs into the portable PC market, and to a lesser extent sales of higher density NVSRAM modules, which are sold into telecom and networking markets.

     Revenue generated from RTC royalties and other miscellaneous sources was 0.9% of total revenue in second quarter 1996, compared with 6.4% in second quarter 1995. This reduction, which reflects a materially lower dependence on these non-strategic activities, is due principally to the fourth quarter 1995 termination of a third party design contract and significantly lower third party shipments of products that incorporate the Company's RTC technology under license agreement.

     The following table sets forth for the periods indicated the amount (in thousands) and percentage of total net revenues by type of product:

                                      THREE MONTHS ENDED JUNE 30,
                                    -------------------------------
                                         1996             1995
                                    --------------   --------------

Battery Management Products         $4,125   45.5%   $1,750   24.5%
NVSRAM Products                      2,678   29.5     2,263   31.7
RTC Products                         2,181   24.1     2,677   37.4
RTC Royalties/Other                     84    0.9       460    6.4
                                    ------  -----    ------  -----
Total Net Revenue                   $9,068  100.0%   $7,150  100.0%
                                    ======  =====    ======  =====

     The Company's revenues from international customers accounted for approximately $5.8 million, or 64% of total net revenues, for the quarter ended June 30, 1996, compared to $3.7 million, or 51% of total net revenues, for the comparable period in 1995. During the second quarter of 1996, approximately 58% of the Company's total net revenues was derived from customers in the Asia-Pacific region. The Company's distributor in Taiwan accounted for approximately $1.6 million, or 18%, of total net revenues in the second quarter of 1996. The Company's distributor in South Korea accounted for approximately $1.0 million, or 11%, of total net revenues in the second quarter of 1996. No other customer directly accounted for greater than 10% of the total net revenues.

     Export sales are subject to a variety of risks, including those arising from fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences and export license requirements. Because the Company's international sales have to date been denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies.

     Gross Margin. The Company's gross margin represented 44% of total net revenues for both three month periods ended June 30, 1996 and 1995. Gross Margin increased approximately $833,000, or 26%, to approximately $4.0 million for the second quarter 1996, compared to $3.2 million in the second quarter 1995. Excluding the impact of royalties and design fees, the gross margin percentage would have been approximately 43% and 40% in the second quarter 1996 and 1995, respectively.

     The Company expects that average selling prices, primarily with respect to its RTC and NVSRAM products will continue to decline. To maintain or increase its gross margin and gross margin percentage, the Company believes that it will be required to increase its sales of battery management products, achieve lower wafer costs and continue its efforts to improve manufacturing costs. Accordingly, the Company entered into the Option and Wafer Agreements with its principal wafer supplier, pursuant to which it should (subject to certain currency exchange related adjustments) achieve generally lower wafer costs for the remainder of 1996 and in 1997 as compared to the first half of 1996. There can be no assurance, however, that the Company will be able to achieve these objectives.

     Research and Development. The Company's research and development expense increased approximately 24% to $700,000 in the second quarter 1996, compared to $565,000 in second quarter 1995. This increase was due primarily to increased compensation and payroll related expenses. As a percentage of total revenues, research and development expense decreased to approximately 7.7% in second quarter 1996 from 7.9% in second quarter 1995.

     The Company intends to continue to make a significant investment in research and development, particularly with respect to battery management product opportunities, and believes that research and development expense will therefore increase in absolute dollars.

     Selling, General and Administrative. Selling, general and administrative expense increased approximately $559,000 to $2.0 million in second quarter 1996 as compared to the same period in 1995. This increase was due primarily to increases in compensation, external sales commissions, depreciation, legal, and other general expenses. Although general legal expenses were up, much of the increase in legal expenses was due to the litigation proceedings against Dallas Semiconductor Corporation. Selling, general and administrative expense represented approximately 22.4% and 20.5% of total net revenues in second quarter 1996 and 1995, respectively. Selling, general and administrative expense in absolute dollars is expected to continue to increase as the Company expands its business.

     Other Income (Expense). Other income (expense), consists primarily of interest earned on short-term investments, net of interest expense on capital lease obligations, and a $2.0 million subordinated note payable in 1995. In second quarter 1996, the Company realized net other income of approximately $96,000, compared to $8,000 in second quarter 1995. This improvement primarily reflects higher average balances of invested funds and the retirement of the $2.0 million subordinated note payable in December 1995. Proceeds from the Company's IPO contributed significantly to the increase in funds available for investment.

     Provision for Income Taxes. The Company generated pre-tax income during the second quarter 1996 and 1995, which was substantially offset by net operating loss carryforwards from prior operating periods. Provisions for income taxes of $98,800 and $87,800 were recorded in the three months ended June 30, 1996 and 1995, respectively, consisting of alternative minimum tax and state income tax.

Six Months Ended June 30, 1996, Compared with Six Months Ended June 30, 1995

     Net Revenues. Total net revenues for the six months ended June 30, 1996 were approximately $17.5 million, a 27% increase over the same period in 1995. Revenues generated by product sales accounted for $17.3 million of total net revenues for the six months ended June 30, 1996, an increase of 35% compared to the same period in 1995. This increase was due principally to increased sales of gas gauge ICs into the portable PC market, and to a lesser extent sales of higher density NVSRAM modules, which are sold into telecom and networking markets. Revenue generated from RTC royalties and other miscellaneous sources was 1.3% of total revenue for the six months ended June 30, 1996, compared with 7.5% for the six months ended June 30, 1995.

The following table sets forth for the periods indicated the amount (in thousands) and percentage of total net revenues by type of product:

                                        SIX MONTHS ENDED JUNE 30
                               ---------------------------------------
                                     1996                   1995
                               ----------------       ----------------

Battery Management Products    $ 7,188      41.0%     $ 3,538     25.6%
NVSRAM Products                  5,297      30.2        4,274     30.9
RTC Products                     4,825      27.5        4,982     36.0
RTC Royalties/Other                233       1.3        1,044      7.5
                               -------     -----      -------    -----
Total Net Revenue              $17,543     100.0%     $13,838    100.0%
                               =======     =====      =======    =====

     The Company's revenues from international customers accounted for approximately $11.0 million, or 63% of total net revenues, for the six months ended June 30, 1996, compared to $7.5 million, or 54% of total net revenues, for the comparable period in 1995. During the six months ended June 30, 1996, approximately 56% of the Company's total net revenues was derived from customers in the Asia-Pacific region. The Company's distributor in Taiwan accounted for approximately $3.1 million, or 18%, of total net revenues for the six months ended June 30, 1996. The Company's distributor in South Korea accounted for approximately $1.8 million, or 10%, of total net revenues for the six months ended June 30, 1996. No other customer directly accounted for greater than 10% of the total net revenues.


     Gross Margin. The Company's gross margin represented 42% and 44% of total net revenues for the six month periods ended June 30, 1996 and 1995, respectively. Gross Margin increased approximately $1.3 million, or 21%, to approximately $7.4 million for the six month period ended June 30, 1996, compared to $6.1 million for the six month period ended June 30, 1995. The decrease in gross margin percentage is attributable primarily to lower royalty revenues and no design contract fees for the six months ended June 30, 1996. Excluding the impact of royalties and design fees, the gross margin percentage would have been approximately 42% and 40% for the six months ended June 30, 1996 and 1995, respectively.

     Research and Development. The Company's research and development expense increased approximately 21% to $1.3 million for the six months ended June 30, 1996 as compared to approximately $1.1 million for the six months ended June 30, 1995. This increase was due primarily to increased compensation and payroll related expenses. As a percentage of total revenues, research and development expense decreased to approximately 7.4% for the six months ended June 30, 1996 from 7.7% for the comparable period in 1995.

     Selling, General and Administrative. Selling, general and administrative expense increased approximately $948,000 to $3.8 million for the six months ended June 30, 1996 as compared to the same period in 1995. This increase was due primarily to increases in compensation, external sales commissions, depreciation, legal, and other general expenses. Although general legal expenses were up, much of the increase in legal expenses was due to the litigation proceedings against Dallas Semiconductor Corporation. Selling, general and administrative expense represented approximately 21.9% and 20.9% of total net revenues for the six months ended June 30, 1996 and 1995, respectively.

     Other Income (Expense). Other income (expense), consists primarily of interest earned on short-term investments, net of interest expense on capital lease obligations, and a $2.0 million subordinated note payable in 1995. For the six months ended June 30, 1996, the Company realized net other income of approximately $210,000, compared to $15,000 for the same period in 1995. This improvement primarily reflects higher average balances of invested funds and the retirement of the $2.0 million subordinated note payable in December 1995. Proceeds from the Company's IPO contributed significantly to the increase in funds available for investment.

     Provision for Income Taxes. The Company generated pre-tax income during the six month periods ended June 30, 1996 and 1995, which was substantially offset by net operating loss carryforwards from prior operating periods. Provisions for income taxes of $166,300 and $170,400 were recorded in the six months ended June 30, 1996 and 1995, respectively, consisting of alternative minimum tax and state income tax.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital needs are to finance accounts receivable, inventories and additions of capital assets. Approximately $2.5 million of cash was generated by operating activities during the six month period ended June 30, 1996 as compared to $1.8 million in the comparable period in 1995.

     Net cash used in investing activities of approximately $12.9 million during the six month period ended June 30, 1996 was attributable primarily to the investment of much of the Company's cash equivalents into short-term investments to improve interest income. In addition, approximately $2.5 million was used for a prepayment for certain quantities of wafers pursuant to the Option Agreement under which TSMC is committed to supply and the Company is committed to purchase wafers. Finally, approximately $697,000 was used for capital expenditures consisting primarily of assembly and test capacity expansion. Net cash used in investing activities during the six month period ended June 30, 1995 amounted to approximately $492,000 and consisted of capital expenditures.

     Financing activities have consisted primarily of the issuance of equity and payments under capital lease obligations. Financing activities used cash during the six month period ended June 30, 1996 of approximately $4,000 consisting of proceeds of approximately $638,000 from issuances of stock and payments of approximately $642,000 under capital lease obligations. During the six month period ended June 30, 1995, financing activities used net cash of approximately $389,000, primarily due to payments under capital lease obligations.

     The Company's principal sources of liquidity are cash generated from operations as well as cash and cash equivalents and short-term investments of approximately $11.9 million at June 30, 1996. The Company's short-term investments are primarily in government debt securities and corporate debt securities. In addition, the Company has a lease line with BancBoston Leasing, Inc., which was recently increased by $1.5 million. During the six month period ended June 30, 1996, the Company used approximately $1.6 million of credit under its outstanding lease line primarily for additions of assembly and test equipment. As of July 31, 1996, approximately $1.5 million was available for additional purchases. However, as of such date, equipment purchase orders totaling approximately $280,000 were outstanding against the available lease line of credit.

     The Company anticipates capital asset additions to range between $1.5 million and $2.5 million for the remainder of 1996, primarily to expand test capacity for certain of its battery management products, a portion of which may be financed under the Company's lease line. To secure access to a supply of wafers the Company entered into the Option and Wafer Agreements with TSMC under which TSMC is commited to supply and the Company is committed to purchase wafers. Pursuant to the Option Agreement, the Company made a cash payment of $2.5 million and issued a short-term note payable for $3.38 million (payable by March 31, 1997) as prepayment of certain quantities of wafers.

     The Company believes that existing cash balances and other capital resources will be sufficient to meet the Company's cash requirements at least through 1996. However, the Company may also seek to establish additional lines of credit to augment its funding of operating activities during 1996. There can be no assurance that such additional financing, if required, will be available on terms acceptable to the Company if at all.

     In addition, the Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products, technologies and additional sources of wafer supply. The Company also may seek additional equity or debt financing to fund such activities. The sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, will be available on terms acceptable to the Company, if at all.

INFLATION

     The Company believes that inflation has not had and is not likely to have a material impact on the Company's operations during the foreseeable future.

SEASONALITY

     Certain of the Company's product revenues and related profits may be subject to traditional semiconductor industry seasonality factors that may act to soften sales demand in the three month period ending September 30.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        In December 1995, the Company filed a lawsuit against Dallas Semiconductor Corporation in the United States District Court for the Eastern District of Texas, Sherman Division (the "Court"). In the lawsuit, the Company was seeking a declaratory judgment of non-infringement of eight United States patents issued to Dallas Semiconductor. The lawsuit was filed by the Company in response to Dallas Semiconductor's allegation of patent infringement. In June 1996, the Court dismissed the lawsuit against Dallas Semiconductor for lack of subject matter jurisdiction. Because the Court ruled it did not have jurisdiction over the matter, no decision as to the merits of the case was reached.



ITEM 6.  EXHIBITS AND REPORTS ON  FORM 8-K

(a)     Exhibits
        --------

        The exhibits filed as a part of this report are listed below.

              Exhibit No.         Description
              -----------         -----------
                 10.1             Option Agreement between Taiwan Semiconductor
                                  Manufacturing Co., Ltd. and BENCHMARQ
                                  Microelectronics Inc., dated as of
                                  May 31, 1996

                 10.2 Wafer Production Agreement between Taiwan Semiconductor Co., Ltd. and BENCHMARQ Microelectronics Inc. dated as of July 30, 1996

                 11               Statement Regarding Computation of Per Share
                                  Earnings

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                            BENCHMARQ MICROELECTRONICS, INC.


AUGUST 12, 1996             /S/ DERRELL C. COKER
                            ------------------------------------------
                                DERRELL C. COKER
                                PRESIDENT AND
                                CHIEF EXECUTIVE OFFICER



AUGUST 12, 1996             /S/ REGINALD B. MCHONE
                            ------------------------------------------
                                REGINALD B. MCHONE
                                VICE PRESIDENT, FINANCE AND
                                ADMINISTRATION, CHIEF FINANCIAL
                                OFFICER AND SECRETARY (PRINCIPAL
                                FINANCIAL AND ACCOUNTING OFFICER)