Form 10-Q
period 1996-09-30
BENCHMARQ MICROELECTRONICS INC
filed 1996-11-14
CIK 872918

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                (972) 437-9195
             (Registrant's telephone number, including area code)

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

        YES    X                                         NO
           ----------                                      ----------

As of November 8, 1996, there were 6,692,726 shares of the registrant's common stock outstanding.

                             CAUTIONARY STATEMENT

   The Company wishes to caution readers that the following important factors, in addition to others noted throughout this Form 10-Q, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for the fourth quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company, including, without limitation, statements made regarding future product sales contained in Part I, Item 2, in the section entitled "Overview", gross margins contained in Part I, Item 2, in the section
          --------
entitled "Results of Operations-Gross Margin", research and development expenses
          ----------------------------------
contained in Part I, Item 2, in the section entitled "Results of Operations-
                                                      ---------------------
Research and Development", selling, general and administrative expenses
------------------------
contained in Part I, Item 2, in the section entitled "Results of Operations-
                                                      ---------------------
Selling, General and Administrative", and capital expenditures and cash
-----------------------------------
requirements contained in Part I, Item 2, in the section entitled "Liquidity and
                                                                   -------------
Capital Resources":
-----------------

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

      --increases in the prices of materials and components, especially, wafers, SRAMs (as defined herein) and batteries;

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

                       BENCHMARQ MICROELECTRONICS, INC.
                              INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----


Item 1.  Financial Statements

         Balance Sheets at September 30, 1996 (unaudited) and
             December 31, 1995.............................................    4

         Statements of Income for the Three and Nine Months Ended
             September 30, 1996 and 1995 (unaudited) except for the
             Nine Months Ended September 30, 1995).........................    5

         Statements of Cash Flows for the Nine Months Ended
             September 30, 1996 (unaudited) and 1995.......................    6

         Notes to Financial Statements (unaudited).........................    7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................    9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................   16

Signatures.................................................................   17

                       BENCHMARQ MICROELECTRONICS, INC.
                                BALANCE SHEETS

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                              1996          1995
                                                                         ----------------------------
                                                                          (unaudited)
                                 ASSETS
Current assets:
   Cash and cash equivalents..........................................   $ 1,920,965      $12,653,260
   Short-term investments.............................................    12,146,063                -
   Receivables, net of allowance for doubtful accounts and returns of
     $8,570 and $179,923 at September 30, 1996 and December 31, 1995..     4,441,203        4,156,598
   Inventories........................................................     4,168,245        3,150,594
   Other current assets...............................................       570,427          161,840
                                                                         ----------------------------
       Total current assets...........................................    23,246,903       20,122,292
Property and equipment, at cost:
   Furniture and fixtures.............................................       740,212          578,453
   Equipment..........................................................     3,717,869        2,366,890
   Computer software..................................................       410,224          342,404
                                                                         ----------------------------
                                                                           4,868,305        3,287,747
   Accumulated depreciation...........................................     2,445,492        1,629,890
                                                                         ----------------------------
                                                                           2,422,813        1,657,857
Equipment under capital lease obligations.............................     4,315,636        2,704,511
   Accumulated amortization...........................................       965,824          638,820
                                                                         ----------------------------
                                                                           3,349,812        2,065,691
Prepayment for product purchases......................................     5,880,000                -
Other assets..........................................................        21,756           39,181
                                                                         ----------------------------
       Total assets...................................................   $34,921,284      $23,885,021
                                                                         ============================

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................................   $ 2,271,387      $ 2,403,842
   Note payable.......................................................     3,380,000                -
   Payroll and related benefits.......................................       402,317          257,000
   Income taxes payable...............................................       426,361          107,931
   Other accrued liabilities..........................................       649,858          485,194
   Deferred income on shipments to distributors.......................     1,537,709          670,336
   Current obligations under capital leases...........................     1,334,914          814,869
                                                                         ----------------------------
       Total current liabilities......................................    10,002,546        4,739,172
Obligations under capital leases, less current obligations............     1,448,407          890,540
Stockholders' equity..................................................
   Common stock, $ .001 par value,50,000,000 shares authorized;
     6,744,315 and 6,500,496 shares issued at September 30, 1996 and
     December 31, 1995, respectively..................................         6,744            6,501
   Additional paid-in capital.........................................    24,728,114       23,931,866
   Accumulated deficit................................................    (1,248,275)      (5,670,258)
   Unrealized loss on short-term investments, net.....................        (3,452)               -
   Treasury stock, 64,000 common shares, at cost......................       (12,800)         (12,800)
                                                                         ----------------------------
       Total stockholders' equity.....................................    23,470,331       18,255,309
                                                                         ----------------------------
       Total liabilities and stockholders' equity.....................   $34,921,284      $23,885,021
                                                                         ============================

                             SEE ACCOMPANYING NOTES

                       BENCHMARQ MICROELECTRONICS, INC.
                             STATEMENTS OF INCOME

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                  1996         1995          1996          1995
                                              ------------------------   -------------------------
                                                     (unaudited)         (unaudited)
  Net revenues..............................  $10,519,122   $7,229,458   $28,061,885   $21,067,187
  Cost of sales.............................    5,677,989    4,244,440    15,811,719    11,939,382
                                              ------------------------   -------------------------
  Gross margin..............................    4,841,133    2,985,018    12,250,166     9,127,805
  Operating expenses:
     Research and development...............      754,481      525,986     2,044,708     1,594,003
     Selling, general, and administrative...    2,121,534    1,571,894     5,967,486     4,470,075
                                              ------------------------   -------------------------
     Total operating expenses...............    2,876,015    2,097,880     8,012,194     6,064,078
                                              ------------------------   -------------------------
  Income from operations....................    1,965,118      887,138     4,237,972     3,063,727
  Other income (expense):
     Interest income........................      171,555      100,413       513,609       290,635
     Interest expense.......................      (57,464)     (91,984)     (151,599)     (268,957)
     Other..................................            -          199       (37,999)        1,481
                                              ------------------------   -------------------------
  Income before provision for income taxes..    2,079,209      895,766     4,561,983     3,086,886
  Income tax provision (benefit)............      (26,300)      64,150       140,000       234,550
                                              ------------------------   -------------------------
  Net income................................  $ 2,105,509   $  831,616   $ 4,421,983   $ 2,852,336
                                              ========================   =========================

  Net income per common and
     common equivalent share................  $      0.29   $     0.14   $      0.61   $      0.46
                                              ========================   =========================

  Shares used in computing net income per
     common and common equivalent share.....    7,333,755    6,470,873     7,299,261     6,408,744
                                              ========================   =========================

                            SEE ACCOMPANYING NOTES.

                       BENCHMARQ MICROELECTRONICS, INC.
                           STATEMENTS OF CASH FLOWS

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            1996             1995
                                                                          --------------------------
                                                                          (unaudited)
  Operating Activities:
  Net income...........................................................   $  4,421,983   $ 2,852,336
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization..................................      1,180,568       723,585
        Loss on disposition of fixed assets............................         37,999             -
        Deferred income taxes..........................................       (494,985)            -

        Changes in operating assets and liabilities:
            Receivables................................................       (284,605)      745,526
            Inventories................................................     (1,017,651)   (1,305,253)
            Prepaid expenses and other assets..........................        103,823      (392,828)
            Accounts payable...........................................       (132,455)      (25,497)
            Income taxes payable.......................................        465,882        34,806
            Deferred income on shipments to distributors...............        867,373        93,127
            Accrued liabilities........................................        309,981        (2,049)
                                                                          --------------------------
  Net cash provided by operating activities............................      5,457,913     2,723,753

  Investing Activities:
  Prepayment for product purchases.....................................     (2,500,000)            -
  Investment in short-term investments.................................    (30,042,645)            -
  Maturities of short-term investments.................................     17,893,130             -
  Capital expenditures.................................................     (1,201,123)   (1,092,687)
                                                                          --------------------------
  Net cash used by investing activities................................    (15,850,638)   (1,092,687)

  Financing Activities:
  Proceeds from issuance of common stock upon exercise of options......         64,655        16,303
  Proceeds from issuance of common stock, net of offering costs........        584,384             -
  Principal payments under capital lease obligations...................       (988,609)     (595,901)
  Principal payments on notes payable..................................              -        (8,271)
                                                                          --------------------------
  Net cash used by financing activities................................       (339,570)     (587,869)
                                                                          --------------------------
  Net change in cash and cash equivalents..............................    (10,732,295)    1,043,197
  Cash and cash equivalents at beginning of period.....................     12,653,260     5,599,090
                                                                          --------------------------
  Cash and cash equivalents at end of period...........................   $  1,920,965   $ 6,642,287
                                                                          ==========================
  Supplemental Cash Flows Information
        Cash paid for interest.........................................   $    151,599   $   268,957
                                                                          ==========================
        Cash paid for income taxes.....................................   $    169,103   $   199,744
                                                                          ==========================

                            SEE ACCOMPANYING NOTES.

                       BENCHMARQ MICROELECTRONICS, INC.
                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (unaudited)

1.   INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared by BENCHMARQ Microelectronics, Inc. (the "Company" or "BENCHMARQ") in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three and nine-month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and the footnotes thereto included in the BENCHMARQ Microelectronics, Inc. annual report on Form 10-K for the year ended December 31, 1995.

2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per share amounts are computed using the weighted average number of common and common equivalent shares. For the three and nine-month periods ended September 30, 1996, common equivalent shares consisted of stock options and warrants (using the treasury stock method). For the three and nine-month periods ended September 30, 1995, common equivalent shares consisted of convertible preferred stock (using the if converted method) and stock options and warrants (using the modified treasury stock method).

3.   SHORT-TERM INVESTMENTS

     Short-term investments consist of U. S. government debt securities (carrying value of $1,980,931 at September 30, 1996), state and municipal debt securities (carrying value of $3,120,038 at September 30, 1996) and corporate debt securities (carrying value of $7,045,094 at September 30, 1996). At September 30, 1996, all of these securities were classified as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Interest on all securities is included in interest income.

     The Company's Board of Directors has approved investment guidelines with regard to diversification, quality, maturities and allowed investments. At the time of purchase there can be no more than 10% of the portfolio invested per issuer or guarantor with the exception of U. S. government backed securities, and all securities must meet minimum investment grade standards.

                       BENCHMARQ MICROELECTRONICS, INC.
                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (unaudited)

4.   INVENTORIES

     Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market.

     Inventories, net, consist of the following:

                                                   SEPTEMBER 30, DECEMBER 31,
                                                       1996          1995
                                                    ----------   -----------
Finished goods.................................     $1,299,288   $   690,491
Work-in-process................................      1,839,651     1,232,253
Raw materials..................................      1,029,306     1,227,850
                                                    ----------   -----------
                                                    $4,168,245   $ 3,150,594
                                                    ==========   ===========

5.   INCOME TAXES

     The Company's effective tax rate for the nine months ended September 30, 1996 reflects the realization of a net deferred tax asset of approximately $495,000. The realization of the net deferred tax asset is based on the Company's revised estimated effective tax rate for the year ended December 31, 1996.

6.   COMMITMENTS

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

7.   COMMON STOCK

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

     BENCHMARQ currently is directing the majority of its research and development efforts to the development of battery management products, which are its strategic focus. Currently, the Company's battery management product line is comprised of: ICs that measure and report the charge capacity of a battery ("Gas Gauge ICs"); ICs that control battery charging ("Charger ICs"); and ICs that protect against excessive charging and discharging of Lithium Ion batteries. In addition, the Company's battery management product line includes modules that measure and report the charge capacity of a battery and modules that control battery charging. The Company's objective is to continue to grow sales of battery management products, which have been the Company's largest revenue product line for the last four consecutive quarters, to a more dominant position within the Company's revenue structure. Ongoing efforts to develop NVSRAM and RTC products have been selective and relatively modest. The Company believes that its revenues from RTC products and NVSRAM products will not increase materially over the long-term and may decline due to competitive pressure. Accordingly, the Company expects that favorable future operating results will be substantially dependent upon its ability to expand sales of battery management products. The Company has experienced significant growth in sales of battery management products in the last four quarters primarily due to increased sales of Gas Gauge ICs into portable PC applications. Battery management revenues as a percentage of total revenues grew from 36% in first quarter 1996 to 45% in second quarter 1996 and 51% in third quarter 1996. There can be no assurance that the Company will be successful in substantially increasing sales of battery management products, or that sales of RTC products or NVSRAM products will not decline more rapidly than anticipated.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1996, Compared with Three Months Ended September 30, 1995

     Net Revenues. Total net revenues in third quarter 1996 were approximately $10.5 million, a 46% increase over the same period in 1995. This increase was due principally to increased sales of Gas Gauge ICs into the portable PC market, and to a lesser extent increased sales of Charger

IC devices, which are sold into cellular, consumer, power tool and portable computer applications, and sales of RTC IC devices and modules into the PC market. Revenues from battery management product sales exceeded 50% of total Company revenues for the first time in third quarter 1996.

     Revenues from the sale of Gas Gauge ICs represented a majority of battery management revenues in third quarter 1996 and a majority of battery management revenue growth from third quarter 1995. Most of the increased demand for Gas Gauge ICs came from the portable PC market, and the Gas Gauge IC designed for use with the newer Lithium Ion rechargeable batteries was a significant factor in this growth.

     The Company entered third quarter 1996 with uncharacteristically high levels of RTC module finished goods inventory due to soft demand in second quarter 1996. Demand for RTC modules, primarily in desktop PC applications, increased in third quarter 1996 and the unit sales growth as compared to third quarter 1995 was primarily provided by this inventory. The Company does not, however, anticipate a significant increase in RTC module production rates. The markets for the RTC ICs and modules are very competitive.

     The Company experienced lower sales of NVSRAM products in third quarter 1996 compared with third quarter 1995 in large part due to weak demand from the networking and telecom markets. The Company believes this weak demand is principally the result of efforts by end customers to lower their inventory levels. Competitive pressures are a significant factor in these markets.

     Revenue generated from RTC royalties and other miscellaneous sources was 0.4% of total revenue in third quarter 1996, compared with 5.1% in third quarter 1995. This reduction is due principally to the fourth quarter 1995 termination of a third party design contract and significantly lower third party shipments of products that incorporate the Company's RTC technology under license agreement.

     The following table sets forth for the periods indicated the amount (in thousands) and percentage of total net revenues by type of product:

                               THREE MONTHS ENDED SEPTEMBER 30,
                               --------------------------------
                                    1996             1995
                               ---------------  ---------------

Battery Management Products    $ 5,384   51.2%   $1,768   24.5%
NVSRAM Products                  2,125   20.2     2,688   37.2
RTC Products                     2,967   28.2     2,397   33.2
RTC Royalties/Other                 43    0.4       376    5.1
                               ---------------   --------------
Total Net Revenue              $10,519  100.0%   $7,229  100.0%
                               ===============   ==============

     The Company's revenues from international customers accounted for approximately $7.7 million, or 73% of total net revenues, for the quarter ended September 30, 1996, compared to $3.4 million, or 47% of total net revenues, for the comparable period in 1995. During the third quarter of 1996, approximately 65% of the Company's total net revenues was derived from customers in the Asia-Pacific region. The Company's distributor in Taiwan accounted for approximately $2.7 million, or 26%, of total net revenues in the third quarter of 1996. No other customer directly accounted for greater than 10% of the total net revenues.

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

     Gross Margin. The Company's gross margin represented 46% of total net revenues for the three month period ended September 30, 1996 and 41% for the comparable period in 1995. Gross margin increased approximately $1,856,000, or 62%, to approximately $4.8 million for the third quarter 1996, compared to $3.0 million in the third quarter 1995. Much of the improvement in gross margin as a percentage of revenues was due to growth in revenues from battery management product sales. Additionally, the Company's purchase costs for wafers and static random access memory ("SRAMs") were generally lower in third quarter 1996 than the same period in 1995. However, lower average selling prices on certain products and the downward revision of inventory standard costs offset some of the gross margin improvement.

     The Company expects that average selling prices, primarily with respect to its RTC and NVSRAM products will continue to decline. The Company believes that its ability to maintain or increase its gross margin over the long-term will primarily require it to increase its sales of battery management products. There can be no assurance, however, that the Company will be able to achieve these objectives.

     Research and Development. The Company's research and development expense increased approximately 43% to $754,000 in the third quarter 1996, compared to $526,000 in third quarter 1995. This increase was due primarily to increased compensation and payroll related expenses and product tooling. As a percentage of total revenues, research and development expense decreased to approximately 7.2% in third quarter 1996 from 7.3% in third quarter 1995.

     The Company intends to continue to make a significant investment in research and development, particularly with respect to battery management product opportunities, and believes that research and development expense will therefore increase in absolute dollars.

     Selling, General and Administrative. Selling, general and administrative expense increased approximately $550,000 to $2.1 million in third quarter 1996 as compared to the same period in 1995. This increase was due primarily to increases in compensation, external sales commissions, general marketing and other general expenses. Selling, general and administrative expense represented approximately 20.2% and 21.7% of total net revenues in third quarter 1996 and 1995, respectively. Selling, general and administrative expense in absolute dollars is expected to continue to increase as the Company expands its business.

     Other Income (Expense). Other income (expense), consists primarily of interest earned on short-term investments, net of interest expense on capital lease obligations, and a $2.0 million subordinated note payable in 1995. In third quarter 1996, the Company realized net other income of approximately $114,000, compared to $9,000 in third quarter 1995. This improvement primarily reflects higher average balances of invested funds and the retirement of the $2.0 million subordinated note payable in December 1995. Proceeds from the Company's IPO contributed significantly to the increase in funds available for investment.

     Provision for Income Taxes. The Company generated pre-tax income during the third quarter 1996 and 1995, which was substantially offset by net operating loss carryforwards from prior operating periods. The Company also recognized a net deferred tax asset in the third quarter 1996 based on its estimated effective tax rate for the year ended December 31, 1996. This resulted in a net income tax benefit of $26,300 in the third quarter 1996. A provision for income tax of $64,150 was recorded in the three months ended September 30, 1995, consisting of alternative minimum tax and state income tax.



Nine Months Ended September 30, 1996, Compared with Nine Months Ended September 30, 1995

     Net Revenues. Total net revenues for the nine months ended September 30, 1996 were approximately $28.1 million, a 33% increase over the same period in 1995. This increase was due principally to increased sales of Gas Gauge ICs into the portable PC market, and to a lesser extent increased sales of Charger IC devices, which are sold into cellular, consumer, power tool and portable computer applications, and sales of RTC IC devices into the PC market. Revenues from battery management product sales represented approximately 45% of total revenues for the nine months ended September 30, 1996, compared to 25% for the comparable period in 1995. Revenue generated from RTC royalties and other miscellaneous sources was 1.0% of total revenue for the nine months ended September 30, 1996, compared with 6.7% for the nine months ended September 30, 1995.

     The following table sets forth for the periods indicated the amount (in thousands) and percentage of total net revenues by type of product:

                                 NINE MONTHS ENDED SEPTEMBER 30,
                                --------------------------------
                                     1996             1995
                                ---------------  ---------------

Battery Management Products     $12,572   44.8%  $ 5,305   25.2%
NVSRAM Products                   7,422   26.4     6,962   33.1
RTC Products                      7,791   27.8     7,379   35.0
RTC Royalties/Other                 277    1.0     1,421    6.7
                                ---------------  ---------------
Total Net Revenue               $28,062  100.0%  $21,067  100.0%
                                ===============  ===============

     The Company's revenues from international customers accounted for approximately $18.7 million, or 67% of total net revenues, for the nine months ended September 30, 1996, compared to $10.9 million, or 52% of total net revenues, for the comparable period in 1995. During the nine months ended September 30, 1996, approximately 60% of the Company's total net revenues was derived from customers in the Asia-Pacific region. The Company's distributor in Taiwan accounted for approximately $5.8 million, or 21%, of total net revenues for the nine months ended September 30, 1996. No other customer directly accounted for greater than 10% of the total net revenues.


     Gross Margin. The Company's gross margin represented 44% and 43% of total net revenues for the nine month periods ended September 30, 1996 and 1995, respectively. Gross margin increased approximately $3.1 million, or 34%, to approximately $12.3 million for the nine-month period ended September 30, 1996, compared to $9.1 million for the nine-month period ended September 30, 1995. Excluding the impact of royalties and design fees, the gross margin percentage would have been approximately 43% and 40% for the nine months ended September 30, 1996 and 1995, respectively. Much of this improvement in gross margin as a percentage of revenues is due to the growth in revenues from battery management product sales. Battery management products are the Company's highest gross margin percentage product line and its strategic focus.

     Research and Development. The Company's research and development expense increased approximately 28% to $2.0 million for the nine months ended September 30, 1996 as compared to approximately $1.6 million for the nine months ended September 30, 1995. This increase was due primarily to increased compensation and payroll related expenses and product tooling. As a percentage of total revenues, research and development expense decreased to approximately 7.3% for the nine months ended September 30, 1996 from 7.6% for the comparable period in 1995.

     Selling, General and Administrative. Selling, general and administrative expense increased approximately $1.5 million to $6.0 million for the nine months ended September 30, 1996 as compared to the same period in 1995. This increase was due primarily to increases in compensation, external sales commissions, depreciation, legal, and other general expenses. Much of the increase in legal expenses was due to a declaratory judgment proceeding brought by the Company against Dallas Semiconductor Corporation, in which the Company sought a ruling that the Company's products did not infringe upon certain patents held by Dallas Semiconductor Corporation. Such legal proceedings were dismissed by the Court in June 1996. Selling, general and administrative expense represented approximately 21.3% and 21.2% of total net revenues for the nine months ended September 30, 1996 and 1995, respectively.

     Other Income (Expense). Other income (expense), consists primarily of interest earned on short-term investments, net of interest expense on capital lease obligations and a $2.0 million subordinated note payable in 1995. For the nine months ended September 30, 1996, the Company realized net other income of approximately $324,000, compared to $23,000 for the same period in 1995. This improvement primarily reflects higher average balances of invested funds and the retirement of the $2.0 million subordinated note payable in December 1995. Proceeds from the Company's IPO contributed significantly to the increase in funds available for investment.

     Provision for Income Taxes. The Company generated pre-tax income during the nine-month periods ended September 30, 1996 and 1995, which was substantially offset by net operating loss carryforwards from prior operating periods. The Company also recognized a net deferred tax asset in the third quarter 1996 based on its estimated effective tax rate for the year ended December 31, 1996. This resulted in provisions for income taxes of $140,000 and $235,000 for the nine months ended September 30, 1996 and 1995, respectively, consisting of alternative minimum tax and state income tax.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital needs are to finance accounts receivable, inventories and additions of capital assets. Approximately $5.5 million of cash was generated by operating activities during the nine-month period ended September 30, 1996 as compared to $2.7 million in the comparable period in 1995.

     Net cash used in investing activities of approximately $15.9 million during the nine-month period ended September 30, 1996 was attributable primarily to the investment of much of the Company's cash equivalents into short-term investments with higher expected yields. In addition, approximately $2.5 million was used to prepay certain quantities of wafers pursuant to the Option Agreement under which TSMC is committed to supply and the Company is committed to purchase wafers. Finally, approximately $1.2 million was used for capital expenditures consisting primarily of assembly and test capacity expansion. Comparatively, net cash used in investing activities during the nine-month period ended September 30, 1995 amounted to approximately $1.1 million and consisted of capital expenditures.

     Financing activities have consisted primarily of the issuance of equity and payments under capital lease obligations. Financing activities used cash during the nine-month period ended September 30, 1996 of approximately $340,000, which consisted of proceeds of approximately

$649,000 from issuances of stock and payments of approximately $989,000 under capital lease obligations. During the comparable nine-month period ended September 30, 1995, financing activities used net cash of approximately $588,000, primarily due to payments under capital lease obligations.

     The Company's principal sources of liquidity are cash generated from operations as well as cash and cash equivalents and short-term investments of approximately $14.1 million at September 30, 1996. The Company's short-term investments are primarily in government debt securities and corporate debt securities. In addition, the Company has a lease line of credit with BancBoston Leasing, Inc. During the nine month period ended September 30, 1996, the Company used approximately $2.1 million of credit under its outstanding lease line primarily for additions of assembly and test equipment. As of October 31, 1996, approximately $1.2 million was available under the lease line for additional acquisitions of equipment. However, as of such date, equipment purchase orders totaling approximately $236,000 were outstanding against the available lease line of credit.

     The Company anticipates capital asset additions to exceed $500,000 for the remainder of 1996, primarily to expand test capacity for certain of its battery management products, a portion of which may be financed under the Company's lease line.

     The Company believes that existing cash balances and other capital resources will be sufficient to meet the Company's cash requirements at least through 1996. However, the Company may also seek to establish additional lines of credit to augment its funding of operating activities. There can be no assurance that such additional financing, if required, will be available on terms acceptable to the Company, if at all.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON  FORM 8-K

(a)      Exhibits
         --------

         The exhibits filed as a part of this report are listed below.

         Exhibit No.   Description
         -----------   -----------------------------------------------------

           10.1 The 1995 BENCHMARQ Microelectronics, Inc. Bonus Plan (Amended and Restated as of April 1, 1996)


           10.2 The BENCHMARQ Microelectronics, Inc. Profit Sharing Plan (Amended and Restated as of April 1, 1996)


           10.3 The BENCHMARQ Microelectronics, Inc. 1989 Stock Option Plan (Amended and Restated as of September 18, 1996)

           10.4 The BENCHMARQ Microelectronics, Inc. 1995 Flexible Stock Option Plan (Amended and Restated as of September 18,1996)

           11          Statement Regarding Computation of Per Share Earnings

           27          Financial Data Schedule

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                            BENCHMARQ MICROELECTRONICS, INC.


NOVEMBER 13, 1996           /S/ DERRELL C. COKER
                            -------------------------------
                            DERRELL C. COKER
                            PRESIDENT AND
                            CHIEF EXECUTIVE OFFICER



NOVEMBER 13, 1996           /S/ REGINALD B. MCHONE
                            -------------------------------
                            REGINALD B. MCHONE
                            VICE PRESIDENT, FINANCE AND
                            ADMINISTRATION, CHIEF FINANCIAL
                            OFFICER AND SECRETARY (PRINCIPAL
                            FINANCIAL AND ACCOUNTING OFFICER)