Form 10-Q/A
period 1996-06-30
BENCHMARQ MICROELECTRONICS INC
filed 1996-11-21
CIK 872918

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


================================================================================

                                   FORM 10-Q/A
                               (Amendment No. 1)

                                   (MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

     YES     X                                 NO_______
        ----------

As of November 18, 1996, there were 6,698,506 shares of the registrant's common stock outstanding.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON  FORM 8-K

(a)      Exhibits
         --------

         The exhibits filed as a part of this report are listed below.

             Exhibit No.       Description
             -----------       -------------------------------------------------

                 10.1 Option Agreement between Taiwan Semiconductor Manufacturing Co., Ltd. and BENCHMARQ Microelectronics Inc., dated as of May 31, 1996 (CONFIDENTIAL TREATMENT HAS BEEN REQUESTED BY THE COMPANY FOR PORTIONS OF THIS AGREEMENT.)

                 10.2 Wafer Production Agreement between Taiwan Semiconductor Co., Ltd. and BENCHMARQ Microelectronics Inc. dated as of July 30, 1996 (CONFIDENTIAL TREATMENT HAS BEEN REQUESTED BY THE COMPANY FOR PORTIONS OF THIS AGREEMENT.)

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



                                   BENCHMARQ MICROELECTRONICS, INC.


NOVEMBER 21, 1996                  /S/ DERRELL C. COKER
                                   ------------------------------------------
                                   DERRELL C. COKER
                                   PRESIDENT AND
                                   CHIEF EXECUTIVE OFFICER



NOVEMBER 21, 1996                  /S/ REGINALD B. MCHONE
                                   ------------------------------------------
                                   REGINALD B. MCHONE
                                   VICE PRESIDENT, FINANCE AND
                                   ADMINISTRATION, CHIEF FINANCIAL
                                   OFFICER AND SECRETARY (PRINCIPAL
                                   FINANCIAL AND ACCOUNTING OFFICER)