Form 10-K
period 1996-12-31
BENCHMARQ MICROELECTRONICS INC
filed 1997-02-27
CIK 872918

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE TRANSITION PERIOD FROM     TO

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 437-9195

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS    ON WHICH REGISTERED
            -------------------   ---------------------
              None                        None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                TITLE OF CLASS
                    COMMON STOCK, PAR VALUE $.001 PER SHARE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock as reported on February 24, 1997 on the Nasdaq National Market of The Nasdaq Stock Market, Inc.) was approximately $85,742,000.

  As of February 24, 1997, 6,785,234 shares of the registrant's Common Stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

DESIGNATED PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING
          OF THE REGISTRANT'S STOCKHOLDERS TO BE HELD APRIL 16, 1997
                   ARE INCORPORATED BY REFERENCE IN PART III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             CAUTIONARY STATEMENT

  The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for the first quarter of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

    --an accelerated decline in the average selling prices for the Company's Battery Management Products (as defined herein), NVSRAM Products (as defined herein) and RTC Products (as defined herein);

    --insufficient expansion of the Company's production capacity to meet the sales demand for Battery Management Products;

    --slower or declining acceptance of Battery Management Products, NVSRAM Products or RTC Products by customers;

    --competitive disadvantage resulting from technical unfeasibility of the Company's new product designs;

    --an accelerated growth of inventory leading to excess inventory and salability and/or obsolescence write-downs;

    --inability to utilize option wafers as specified under the terms of the Company's Option Agreement with Taiwan Semiconductor Manufacturing Company;

    --increases in the prices of materials and components, especially wafers, static random access memories and batteries used for NVSRAM Products or RTC Products;

    --timing or delay of new product introductions by the Company or its competitors;

    --loss of key personnel;

    --excess production capacity;

    --inability to achieve acceptable margins on the non-proprietary components included in Battery Management Products;

    --product defects resulting in significant returns for credit or replacement;

    --timing and size of significant orders;

    --competitive pricing pressures;

    --changes in product mix;

    --advances in technologies;

    --growth of selling, general and administrative expense at a rate faster than that of sales and revenues;

    --patent infringement and product liability litigation;

    --labor disputes; and

    --failure to comply with government regulations.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  BENCHMARQ Microelectronics, Inc. (the "Company" or "BENCHMARQ") is engaged principally in the design, manufacture, and marketing of integrated circuits and electronic modules for portable and power-sensitive electronic applications. BENCHMARQ's principal focus is on the market opportunity for battery management products, on which it is concentrating the majority of its research and development activities. BENCHMARQ's battery management integrated circuits and modules (collectively, "Battery Management Products") control fast charging, conditioning and monitoring of rechargeable batteries, principally for portable electronic systems, including personal computers, cellular telephones, camcorders, power tools, personal care devices, electronic games and audio devices. The Company also produces a family of battery backed static random access memory ("NVSRAM") modules and controller integrated circuits (collectively, "NVSRAM Products") that provide non-volatile memory to devices such as telecommunications equipment, including network routers, hubs and memory boards. Battery backed real time clock ("RTC") integrated circuits and battery backed modules (collectively, "RTC Products") that provide non-volatile time and date functions, principally to personal computers, comprise the Company's third product group.

  From 1992 through 1995, the Company derived the majority of its revenues from sales of NVSRAM Products and RTC Products. In 1996, the Company's strategic focus, Battery Management Products, became its highest revenue generating product line. Although the Company expects a material portion of its total net revenues to come from sales of NVSRAM and RTC products through at least 1998, significant long-term growth is not anticipated from these product lines. The Company operates in a single industry segment. The geographic distribution of the Company's revenues as a percent of total revenues may be found in Note 8 of the Notes to Financial Statements.

  The Company was incorporated in Delaware in 1989.

BATTERY MANAGEMENT INTEGRATED CIRCUIT BUSINESS

  The market for portable electronic systems is large and growing rapidly. Many portable electronic systems use rechargeable batteries as their power source.

  In portable electronic systems, battery technology plays a critical role in determining overall system performance and design. To address original equipment manufacturer ("OEM") and end-user demands, battery manufacturers seek to improve the price/performance characteristics, convenience and reliability of their rechargeable batteries. To improve price/performance characteristics, manufacturers seek to achieve higher energy density, which results in smaller and lighter portable systems. To increase convenience, manufacturers seek to reduce charging time, increase charging ease and provide users with the ability to monitor capacity. To enhance reliability, manufacturers seek to control charging levels and to improve battery life by increasing the number of charge/discharge cycles. Finally, manufacturers work to develop less toxic battery technologies to minimize the environmental impact.

  Over the years, a variety of battery chemistries have been developed to meet the rechargeable battery power needs of a wide range of portable electronic systems. The four principal rechargeable battery chemistries that are currently widely available in the market are lead acid, nickel cadmium ("NiCd"), nickel metal hydride ("NiMH") and lithium ion ("Li-Ion"). Rechargeable alkaline may become a fifth category. Of these, lead acid is the least expensive rechargeable battery chemistry for delivering high currents, but its size and weight make it poorly suited for many portable applications. NiCd battery chemistry offers increased energy density by weight over lead acid chemistry, making it more suitable for a wider range of portable applications, but at an increased cost. NiMH batteries offer incremental increases in energy density by weight over NiCd, with a more environmentally acceptable chemistry, but at a further increase in cost. Li-Ion batteries, which are increasingly used in notebook computer and other portable electronic systems, offer substantially greater energy density by weight than NiMH and certain other advances in battery life, but are typically more expensive and require more sophisticated charge management subsystems. In recent years, the increasing variety (and varying battery needs) of portable electronic systems using rechargeable battery technology has resulted in the development of additional battery chemistries, including rechargeable alkaline. Rechargeable alkaline technology is most frequently applied to replace disposable batteries and has the most limited recharging cycle and battery life of the major chemistries.

  As the variety of end-user requirements has increased and the number and complexity of battery chemistries has evolved, the need for sophisticated components to manage rechargeable batteries has increased as well. Batteries must be charged (and end-users are increasingly demanding systems that do so quickly with a minimum of end-user intervention), conditioned to operate at peak efficiency and monitored (typically through "gas gauging") so the user can be kept apprised of available battery power. Microelectronic components therefore are playing a growing role in the rechargeable battery subsystem in controlling all aspects of the battery management function, from charging to conditioning to monitoring.

  There are two major types of battery management microelectronic products: microcontroller/discrete-based and dedicated integrated circuit solutions. The microcontroller/discrete-based solutions incorporate microcontrollers programmed with specific algorithms which are combined with additional analog-to-digital conversion and voltage regulator integrated circuits. Dedicated integrated circuit solutions have the necessary algorithms designed into the silicon and incorporate more of the required supporting circuitry. Compared to microcontroller/discrete-based solutions, dedicated integrated circuits are more highly integrated and therefore have the potential for cost and size savings. In addition, in many applications dedicated integrated circuit solutions are able to provide higher performance. Dedicated integrated circuits may allow OEM customers to bring their products to market more rapidly by reducing the need for "in-house" expertise in programming, testing and system-level hardware design.

  The market for battery management electronics has been developed in large part by both OEMs that use microcontroller based products to internally develop their own proprietary solutions and independent providers of more highly integrated and specialized semiconductor solutions, such as BENCHMARQ. Initially, this market developed relatively slowly due to the market fragmentation caused by proprietary solutions, the slow migration of feature richness from higher-priced to lower-priced portable electronic products and the unique combination of technical skills and capabilities required to develop such products. However, the Company believes that a large portion of the battery management market is at a point of change that will define expanded market opportunities for the next few years. The computer industry is currently in a state of technology transition. Computer manufacturers are converting to the advanced performance MMX(TM) type of microprocessor. The Company believes that this conversion will ultimately take place at most if not all price levels of portable computers. The Company also believes that compliance and interface with the Advanced Configuration and Power Interface ("ACPI") specification is likely to become a requisite for computers using future versions of Windows(R). Additionally, a protocol standard for communication between the smart battery pack and the computer's system bus is being promulgated by a group of 10 notable companies, including BENCHMARQ, at the forefront of power and battery management applications. All of these factors should serve to both focus and expand the growth of battery management market opportunities.

  The Company's principal battery management challenge is the timely introduction of its next generation of capacity monitoring devices ("Gas Gauge") products that are compatible with the evolving computer technology.

NVSRAM AND RTC BUSINESS

  There are two general classifications of integrated circuit memories employed within electronic systems, volatile memory and non-volatile memory ("NVM"). Unlike their volatile counterparts, NVM devices typically do not require continuous application of main system power to retain and protect data. Within the NVM classification of memory are NVSRAM modules and battery backed controller integrated circuits. The primary components of an NVSRAM module are a static random access memory ("SRAM"), a controller integrated circuit to detect main system power failure and to redirect power from a backup source, and a lithium button cell battery for backup power. NVSRAM modules are often used in network routers, hubs and memory boards, specifically to protect data in instances of main system power outages.

  RTC integrated circuits and modules provide non-volatile time and date functions primarily for personal computer systems. RTC integrated circuits are designed to write-protect the clock, calendar and storage registers during interruption of main system power. During main system power interruption, a backup battery is accessed to maintain data and operate the clock and calendar functions.

  Other non-PC RTC products incorporate the RTC function with varying densities of NVSRAM into a module. These modules are designed to provide both non-volatile time and date functions with increased storage space for data or programs. These modules can typically be found in workstations, servers and telecommunication systems.

PRODUCTS

  The Company's products are divided into three primary categories: Battery Management Products, NVSRAM Products and RTC Products.

 Battery Management Products

  Battery Management Products comprised 45% of the Company's total net revenues in 1996, 28% in 1995 and 18% in 1994. Battery management products are used in the charging, conditioning and capacity monitoring of rechargeable batteries. In applications requiring fast charging, Battery Management Products are utilized to monitor and control the rate and termination of charging. This capability is particularly critical for battery chemistries such as NiMH and Li-Ion, which are extremely sensitive to overcharging and can lose cycle life if overcharged. Fast charge control microelectronics provide specialized features that determine when to safely fast charge a battery, when to switch to a slower rate of charge in some cases to complete the charge and when to reduce the rate of charge even further to maintain a full charge to compensate for the batteries' self-discharge. In some cases, batteries require conditioning, which involves the use of battery management products to control the execution of a specified program of initial charges and discharges that allows the battery to operate at peak efficiency. Battery management products enable accurate capacity determination by monitoring both the charge going into the battery and the charge being consumed from the battery as well as estimating self-discharge.

  Among the Company's current fast charge control Battery Management Products are products designed to support the fast charge and conditioning of NiCd, NiMH, lead acid, rechargeable alkaline and Li-Ion battery chemistries. The Company also has Battery Management Products used for capacity monitoring that are compatible with NiCd, NiMH and Li-Ion chemistries, as well as lead acid under certain operating conditions. Many of these Battery Management Products are capable of measuring voltages below 200 microvolts and are designed to have a non-linearity error of less than 2%. With an operating current of less than 150 microamps and an operating voltage of 3 volts, the Battery Management Products for capacity monitoring are also designed for reduced power consumption. New capacity monitoring products that are compatible with evolving standards for communication between battery and power management peripherals and the main system are currently under development.

 NVSRAM and Controller Products

  NVSRAM Products comprised 27% of the Company's total net revenues in 1996, 33% in 1995 and 36% in 1994. The Company entered the NVSRAM market in 1990. The Company assembles its NVSRAM modules internally and has its controller integrated circuits fabricated by Taiwan Semiconductor Manufacturing Company ("TSMC"). NVSRAM modules are often used in network routers, hubs and memory boards, specifically to protect data in instances of main system power outages. The Company's NVSRAM modules are designed to retain data for up to ten years in most applications. Controller integrated circuits used in non-volatile memory applications are designed to detect power failure and to redirect power from a backup source. Although they are a primary component of a NVSRAM module, controller integrated circuits also can be used in an OEM system in conjunction with independent volatile memory sources, providing the designer with increased flexibility in SRAM selection.

 RTC Products

  RTC Products (excluding royalty revenues) comprised 27% of the Company's total net revenues in 1996, 33% in 1995 and 39% in 1994. RTC integrated circuits and modules provide non-volatile time and date functions primarily for personal computer systems. RTC integrated circuits are designed to write-protect the clock, calendar and storage registers during interruption of main system power. A backup battery is then connected to maintain data and operate the clock and calendar functions. Substantially all personal computers have this function.

  In 1991, the Company entered the market for personal computer RTC products. The RTC Product line is IBM AT-compatible, which the Company believes to be the dominant industry standard. For most applications, BENCHMARQ RTC module products are designed to provide date and time for up to 10 years in the absence of main system power. RTC modules differ from integrated circuit solutions only in that the module assembly incorporates a crystal and a backup battery. Modules are popular with OEMs that want to reduce system parts count and motherboard form factors and to insulate the back-up battery from inadvertent mishandling in the assembly process. In March 1996, the Company introduced a family of parallel access clocks that address timekeeping requirements for such diverse applications as copiers, fax machines and workstations.

PRODUCT DESIGN AND TECHNOLOGY

  The Company believes that it can reduce the time to market for its customers' products and leverage the activity of its design engineers and research and development expenditures through the use of its core of internally designed proprietary integrated circuit cells. With these standard integrated circuit cells, the Company seeks to rapidly develop and bring to volume production a wide range of application-specific integrated circuit solutions. The small die size requirements of many Battery Management Products often require the use of standard circuits as opposed to standard cells. A standard circuit is one that is tuned for process, layout and application requirements to perform a required function. The standard circuit is derived from a previously designed/proven circuit thereby enhancing time to market by further leveraging previous designs.

MANUFACTURING

 Wafer Fabrication

  The Company does not own a facility for the manufacture of semiconductor wafers, but instead it subcontracts the manufacture of the semiconductor wafers used to make the Company's products to third parties. The Company currently obtains substantially all of its semiconductor wafers for use in its products from TSMC. The Company expects to remain dependent on TSMC for substantially all of its semiconductor wafer capacity for the foreseeable future. In May 1996, the Company entered into an Option Agreement with TSMC (the "Option Agreement"). Pursuant to the Option Agreement, the Company has committed to purchase and TSMC has committed to provide specified quantities of semiconductor wafers at prevailing market prices during the years 1997 through 2000. Additionally, the Company has an option to purchase and TSMC has committed to provide certain additional semiconductor wafers to be purchased during the years 1997 through 2000. Other subcontract sources of semiconductor wafer supply are used from time-to-time and are being considered for future use by the Company.

  BENCHMARQ currently uses a complementary metallic oxide silicon ("CMOS") fabrication process for most of its semiconductor wafer supply. Although the process geometries typically used by the Company are 1.2 and .8 micron, at least one new product has been designed for a .6 micron CMOS process. Other more technologically advanced processes are being considered for other new product projects.

  No assurance can be given that the Company will be able to utilize all of the semiconductor wafers it has committed to under the terms of the Option Agreement or that it will be able to reach an acceptable arrangement for other more technologically advanced processes on a timely basis, if at all. The Company's business, financial condition and operating results could be materially and adversely affected in either case.

 Manufacturing Processes

  Upon receipt from the Company's semiconductor wafer vendor, semiconductor wafers ("Wafers") are probed in-house for electrical functionality. Wafers successfully completing the probe are then sent to outside vendors for die packaging. Upon return to the Company, selected packaged devices are subjected to abbreviated electrical testing, followed by burn-in testing. Packaged devices that successfully complete such testing are then subjected to final electrical testing. Other packaged devices, upon return from the Company's semiconductor packaging vendor, go directly from receiving to final electrical testing. Once the final electrical test is passed, parts are routed through quality control for visual inspection and then on to finished goods for sale.

  The Company employs three assembly processes to build modules. For Battery Management Product modules, the Company typically uses a process that consists of automated pick and place equipment to attach one or more of the Company's Battery Management Products, along with several support components, to a printed circuit board. For NVSRAM modules, the Company uses a process that is mainly manual to populate a printed circuit board with one of the Company's nonvolatile controller devices, a button cell battery and SRAM memory device(s). For RTC modules, the Company also uses a process that is mainly manual to attach two external components, a crystal and a button cell battery, to the RTC packaged device. For durability both NVSRAM and RTC module products are encapsulated into plastic housings. All modules are routed to final electrical testing and quality control inspection.

  In addition to risks associated with Wafer supply, the Company is subject to the risk of shortages or delays in or quality problems with the supply of components and raw materials used by third parties and the Company in the assembly and manufacture of the Company's products. These deficiencies can be the result of, among other things, increased market competition, increased demand for raw materials, manufacturing yields and natural disasters. From time to time, the Company has experienced supply shortfalls. Future supply shortfalls, delays, quality problems or increased costs related to raw materials or components or a failure to achieve and maintain manufacturing process competitiveness could have a material adverse effect on the Company's business, financial condition and operating results.

GOVERNMENT REGULATION AND OTHER FACTORS

  Certain of the Company's Wafer fabrication suppliers are subject to a variety of U.S. and foreign government regulations, including regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in their manufacturing processes. The failure by the Company or its suppliers to comply with present or future governmental regulations could result in fines, suspension of production or cessation of operations. Environmental regulations could also require the acquisition of equipment or the incurrence of other substantial expenses to comply with environmental regulations. If substantial additional expenses were incurred by the Company or its suppliers (and such costs were passed on to the Company), the Company's costs to manufacture its products could significantly increase, thus materially and adversely affecting the Company's business, financial condition and operating results. Additionally, the Company is subject to a variety of government regulations relating to its operations, including environmental, labor and export control regulations. The failure to maintain compliance with present or future regulations could result in fines being imposed on the Company or suspension or cessation of its operations. Any failure by the Company to comply with applicable regulations or to control the use of, or adequately restrict the discharge of, hazardous substances could subject it to future liabilities, and could have a material adverse effect on the Company's business, financial condition and operating results.

MARKETING AND SALES

  The Company focuses its marketing efforts on prospective customers' system design engineers and purchasing personnel. To make its technology customer friendly and design wins easier to achieve, the Company provides customers with comprehensive design notes, user friendly development boards for battery management applications, in-house engineering support, turnkey module solutions (where applicable) and proactive field and factory sales support. This effort is coordinated by the Company's direct sales managers, who are supported by a worldwide network of independent distributors and manufacturers' representatives and in-house technical services engineers and marketing personnel. The Company's technical services engineers frequently work with existing and potential customers to assist them with their design effort.

  As of February 10, 1997, the Company sold its products in the United States through 5 distributors and 26 independent sales representative organizations. BENCHMARQ maintains field sales staff in the metropolitan Atlanta, San Jose and Dallas areas. As of February 10, 1997, the Company sold its products internationally through 24 independent distributors. BENCHMARQ also has a sales support presence in the Asia-Pacific region. Export sales also are supported by the Company's domestic support organization. In 1996, 1995 and 1994, the Company's export sales accounted for 67%, 51% and 50% respectively, of its net revenues. See Note 8 of Notes to Financial Statements.

  During 1996, the Company's distributor in Taiwan accounted for approximately $8.1 million, or 20%, of total net revenues. No other customer directly accounted for greater than 10% of the total net revenues.

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

  The Company selects its distributors and sales representatives based on a subjective evaluation of a combination of factors, including potential sales volume, viability and anticipated financial stability, expertise in the industry, potential distribution channel conflicts and geographic scope. The Company's distributors and sales representatives generally offer products of several different companies. Accordingly, there is a risk that distributors and sales representatives may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products, which could have a material adverse effect on the Company's business, financial condition and operating results. The Company's agreements with its distributors and sales representatives generally are terminable at either party's option. The Company's distributors generally have rights of return and price protection rights.

  The Company's customers generally specify short delivery times when placing their product orders. As a result, backlog at the beginning of a quarter generally is not representative of the product sales that are anticipated for that quarter. Most orders in the Company's backlog are subject to rescheduling or cancellation without penalty by the customer at any time prior to 30 days before scheduled shipment. As of December 31, 1996, the Company's backlog was approximately $9.5 million, of which $3.1 million represented orders for Battery Management Products. The Company's backlog as of December 31, 1995 was approximately $8.4 million. The Company includes in its reported backlog all released written purchase orders scheduled for shipment within the next six months.

RESEARCH AND DEVELOPMENT

  Extensive interface with customers and strategic alliance partners, such as certain battery and semiconductor manufacturers, plays a critical role in the Company's research and development direction. The Company's research and development efforts are organized into three basic groups: product development, design engineering and product and test engineering. The Company's expenditures for research and development totalled approximately $2.9 million in 1996, approximately $2.2 million in 1995, and approximately $1.9 million in 1994.

  The markets for the Company's products are characterized by rapidly changing technology, new product introductions, short to moderate product life cycles and aggressive price competition. The introduction by competitors of NVSRAM, RTC or Battery Management Products involving superior price/performance characteristics or the emergence of alternative technologies or new industry standards could render the Company's existing or future products obsolete and unmarketable. In addition, the products or systems into which the Company's products currently are incorporated may be redesigned so that they no longer require the Company's products.

  The Company is engaged in development projects primarily intended to result in the introduction of new Battery Management Products over the next few years. Over the long term, the Company's business, financial condition and operating results will be substantially dependent on the timely completion, introduction and market acceptance of these and other future products. The successful development and commercialization of new products involves many risks, including risks with respect to the identification of new product opportunities, the successful and timely completion of the development process and market acceptance of the resulting products. There can be no assurance that the Company will be able to successfully develop and market new products or that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. If the Company is unable to design, develop and introduce competitive products on a timely basis, its business, financial condition and operating results will be materially and adversely affected.

COMPETITION

  The markets for the Company's products are extremely competitive, and the Company expects this competition to increase. In the battery management market, the Company competes primarily with battery manufacturers that provide microcontroller/discrete based battery management functionality along with their batteries (particularly to larger customers), other independent suppliers of dedicated battery management integrated circuits and suppliers of programmable microcontrollers used for battery management. Major competitors in the battery management market include National Semiconductor Corporation, Philips Electronics N.V., Microchip Technology, Inc. and Maxim Integrated Products, Inc. The major suppliers in the NVSRAM market include Dallas Semiconductor Corporation ("Dallas Semiconductor") and SGS-Thomson Microelectronics N.V. ("SGS-Thomson"). In this market, the Company also competes with less expensive technologies such as "flash memory." In the RTC market, the Company competes primarily with Dallas Semiconductor and with chipset manufacturers who have incorporated RTC functionality into their products, including the Company's licensee. In the battery management market, the principal bases of competition include performance, ease of integration into portable electronic systems, functionality, product flexibility, reliability and price. In the NVSRAM and RTC markets, the principal bases of competition are price, reliability, adherence to standards, performance and functionality. The Company believes that it is competitive with respect to each of these factors.

  Many of the Company's current and prospective competitors have substantially greater financial, technical, manufacturing and marketing resources than the Company. The Company also anticipates that additional competitors may enter certain of the Company's markets, resulting in even greater competition. Many of the Company's principal competitors own, or have investments in, wafer fabrication facilities, which provide dedicated capacity to those competitors and enable them to influence or control costs more effectively than the Company. Increased competition could result in significant price reductions with negative effects upon the

Company's gross margins and a loss of market share, which could materially and adversely affect the Company's business, financial condition and operating results.

INTELLECTUAL PROPERTY AND PATENTS

  The Company's future success depends in part on its intellectual property rights, which the Company attempts to protect through patents, trademarks and a variety of other measures. There can be no assurance, however, that such measures will be adequate to prevent misappropriation or that others will not independently develop competitive technologies or products. There also can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued within the scope of the claim sought by the Company, if at all. As of January 28, 1997, the Company had applied for 33 U.S. and six foreign patents, of which 19 have been granted or allowed and one has been abandoned. These patents expire at various times between 2010 and 2015. Also, as of such date, the Company had filed 21 U.S. trademark applications, of which five have been registered, three have been allowed and five have been abandoned.

  Litigation may be necessary to protect the Company's intellectual property rights and trade secrets and to defend against claims of infringement or invalidity. From time to time, the Company has received communications from third parties alleging that the Company may be in violation of such third parties' intellectual property rights. The Company is currently in litigation with Dallas Semiconductor regarding allegations by Dallas Semiconductor that certain of the Company's products may infringe upon various patents asserted by Dallas Semiconductor. Although the Company does not believe that it infringes Dallas Semiconductor's patents, there can be no assurance that the Company will be successful in such litigation. See "Item 3. Legal Proceedings" of this Form 10-K. Furthermore, there can be no assurance that additional claims against the Company, or claims for indemnification resulting from infringement claims asserted against the Company's customers, will not be asserted in the future. Should the Company be required to litigate any such claims, or if the Company should otherwise initiate litigation to protect its intellectual property rights, such litigation could be expensive and time consuming, could divert management resources and could have a material adverse effect on the Company's business, financial condition and operating results, regardless of the outcome of the litigation.

EMPLOYEES

  As of January 31, 1997, the Company had approximately 230 full-time and contract employees.

  The Company's employees are not currently represented by any collective bargaining agreements and the Company has never experienced a work stoppage due to a strike. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

  The Company currently leases and operates a facility totalling approximately 71,000 square feet in Dallas, Texas. This facility houses all of the Company's manufacturing, administrative, engineering and marketing functions and certain of its sales functions. The Company believes that its Dallas facility will be adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  The Company has filed a declaratory judgment action against Dallas Semiconductor in the United States District Court for the Eastern District of Texas, Sherman Division to resolve certain allegations of patent infringement asserted by Dallas Semiconductor. The Company had previously sought declaratory relief in a similar action, which was dismissed in June 1996 based on Dallas Semiconductor's assurance to the court that it had not charged the Company with patent infringement. Dallas Semiconductor has filed a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division alleging patent infringement by the

Company. The Company does not believe it has infringed Dallas Semiconductor's patents. The Company intends to vigorously defend against the claims of infringement which have been asserted. However, due to the uncertainties associated with any litigation, the ultimate outcome cannot presently be determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1996.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
          [PURSUANT TO INSTRUCTION 3 TO REGULATION S-K, ITEM 401(B)]

  The executive officers of the Company are as follows:

               NAME              AGE                  POSITION
               ----              ---                  --------
   Derrell C. Coker.............  43 President, Chief Executive Officer and
                                     Director
   William F. Davies............  38 Vice President, Product Development and
                                     Manufacturing
   Reginald B. McHone...........  43 Vice President, Finance and Administration,
                                     Chief Financial Officer and Corporate
                                     Secretary
   Jimmie C. Vernon.............  38 Vice President, Sales

  Mr. Coker, the founder of the Company, has served as President, Chief Executive Officer and a Director of the Company since the Company's inception in March 1989. Prior to founding the Company, Mr. Coker was employed by Dallas Semiconductor from 1984 to 1989, where most recently he was Vice President for Sales. Prior thereto, he was co-owner of Technology Sales Co., a manufacturers' representative company, from 1982 to 1984. He also held various management, marketing and engineering related positions with Mostek Corporation, a semiconductor manufacturer, from 1973 to 1982.

  Mr. Davies joined the Company as Director of Manufacturing in April 1989, and was appointed Vice President of Manufacturing in September 1990. From February 1993 to September 1993 he served as Vice President of the Battery Management Division. In September 1993 he was appointed Vice President, Product Development. In January 1996, he was appointed to the position of Vice President for Manufacturing Operations. In January 1997, Mr. Davies was appointed to the position of Vice President, Product Development and Manufacturing. Prior to joining the Company, Mr. Davies was employed by Dallas Semiconductor from 1984 to 1989, most recently as Director of Production Development. Mr. Davies is a named inventor on two of the Company's granted patents. He has a B.S. degree in Mechanical Engineering from the University of Texas.

  Mr. McHone joined the Company as Chief Financial Officer in October 1989, was appointed Vice President, Finance and Administration in September 1990 and was appointed Corporate Secretary in August 1992. In February 1993, his responsibilities were expanded to include production operations and he was appointed Vice President, Finance and Operations. Effective January 8, 1996, Mr. McHone was appointed to the position of Vice President for Finance and Administration. Prior to joining the Company, Mr. McHone was employed by Sterling Software, a systems software company, from 1986 to 1989, most recently as its Corporate Controller. He was employed by Texas Instruments Incorporated from 1976 to 1985 where he held various operational finance roles, including Financial Planning Manager and Operations Controller for the Consumer Products Group. Mr. McHone holds a B.B.A. in Finance and an M.B.A. from Eastern Kentucky University.

  Mr. Vernon joined the Company as Director of Sales in April 1991 and was appointed Vice President, Sales in April 1993. Prior to joining the Company, Mr. Vernon was employed by Microchip Technology, Inc., a semiconductor company, from 1984 to 1991. At Microchip Technology, Mr. Vernon held various sales positions, most recently as Sales Manager for the Central Region. He holds a B.S. degree in Electrical Engineering from Texas Tech University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market, Inc. under the symbol BMRQ. The common stock began trading on the Nasdaq National Market on December 1, 1995. The following table sets forth the quarterly high and low sales price information per share as reported on the Nasdaq National Market since the commencement of trading:

                                                                   HIGH   LOW
                                                                  ------ ------
   1995:
     December 1--December 31, 1995............................... $ 8.63 $ 7.75
                                                                   HIGH   LOW
                                                                  ------ ------
   1996:
     First quarter ended March 31................................ $ 8.63 $ 6.25
     Second quarter ended June 30................................ $16.00 $ 7.00
     Third quarter ended September 30............................ $12.75 $ 6.75
     Fourth quarter ended December 31............................ $27.00 $10.00

  On February 24, 1997, there were 74 holders of record of the common stock. Based upon a review of the Company's records and upon requests for proxy materials submitted by certain holders of record in connection with the 1997 Annual Meeting of Stockholders, the Company estimates that there are approximately 1,400 beneficial stockholders of the Company's common stock.

  The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on its capital stock in the foreseeable future. Covenants contained in one of the Company's equipment lease agreements require the Company to maintain certain financial ratios. Maintenance of such ratios may restrict the ability of the Company to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data set forth below with respect to the Company's statements of income for the years ended December 31, 1996, 1995 and 1994 and the Company's balance sheets at December 31, 1996 and 1995 are derived from the audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and their related footnotes. The selected statements of income for the years ended December 31, 1993 and 1992 and balance sheet data at December 31, 1994, 1993 and 1992 are derived from audited financial statements which are not included in this report.

                                            YEARS ENDED DECEMBER 31,
                                     -----------------------------------------
                                      1996    1995    1994     1993     1992
                                     ------- ------- -------  -------  -------
STATEMENT OF OPERATIONS DATA:
Net revenues.......................  $40,153 $29,215 $23,027  $15,061  $ 7,638
Cost of sales......................   21,820  16,872  13,529    8,994    5,796
                                     ------- ------- -------  -------  -------
Gross margin.......................   18,333  12,343   9,498    6,067    1,842
Operating expenses:
  Research and development.........    2,922   2,238   1,882    1,974    2,087
  Selling, general and
   administrative..................    8,575   6,090   5,234    4,307    3,647
                                     ------- ------- -------  -------  -------
    Total operating expenses.......   11,497   8,328   7,116    6,281    5,734
                                     ------- ------- -------  -------  -------
Income (loss) from operations......    6,836   4,015   2,382     (214)  (3,892)
Other income (expense), net........      457      57    (167)    (257)     (63)
                                     ------- ------- -------  -------  -------
Income (loss) before income taxes..    7,293   4,072   2,215     (471)  (3,955)
Provision for income taxes.........      231     270      60      --       --
                                     ------- ------- -------  -------  -------
Net income (loss)..................  $ 7,062 $ 3,802 $ 2,155  $  (471) $(3,955)
                                     ======= ======= =======  =======  =======
Net income per common and common
 equivalent share(1)...............  $   .96 $   .61 $  0.35
                                     ======= ======= =======
Shares used in computing net income
 per common and common equivalent
 share(1)..........................    7,391   6,273   6,239
                                     ======= ======= =======
                                                  DECEMBER 31,
                                     -----------------------------------------
                                      1996    1995    1994     1993     1992
                                     ------- ------- -------  -------  -------
BALANCE SHEET DATA:
Cash and cash equivalents..........  $ 2,575 $12,653 $ 5,599  $ 4,756  $   844
Working capital....................   15,695  15,383   7,590    6,010    1,690
Total assets.......................   36,809  23,885  14,608   10,296    5,541
Long-term debt and obligations
 under capital leases (excluding
 current portion)..................    1,260     891   2,632    2,402    1,585
Stockholders' equity...............   26,330  18,255   7,694    5,505    1,861

--------
(1) Per share data for the years ended December 31, 1993 and 1992 have not been presented because such share information is not comparable or meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  BENCHMARQ was incorporated in 1989 and is engaged in the design, development and marketing of mixed-signal integrated circuits and electronic modules for portable and power-sensitive electronic systems. The Company introduced its first products in October 1990, and made its first shipments, principally of NVSRAM modules, in December 1990. In August 1991, the Company shipped its initial Battery Management Product and in December 1991 shipped its first RTC Product.

  BENCHMARQ currently is directing the majority of its research and development expenditures to the development of Battery Management Products. The Company believes that its revenues from RTC Products and NVSRAM Products will not increase materially over the long-term and may decline. Accordingly, the Company expects that favorable future operating results will be substantially dependent upon its ability to expand sales of Battery Management Products. The Company experienced significant sales of Battery Management Products in 1996 and believes that battery management market opportunities will grow over time. However, much of this anticipated growth is expected to result from certain technological advances currently underway in the personal computer market. As a result, the Company's most significant challenge is the timely introduction of its next generation of Gas Gauge products that are compatible with and take advantage of these technological advances. Although the Company's management is optimistic about the prospects for its next generation of Gas Gauge products, there can be no assurance that the Company will be able to successfully develop and market these new products.

  Due in large part to competitive pressures, the Company's average selling prices for its products generally have declined over time, often significantly. These trends have had a particularly significant impact on RTC Products and NVSRAM Products and the Company expects that average selling prices for these products will continue to decline in the future. The Company's ability to maintain or increase revenues will be highly dependent on the Company's ability to increase unit volumes of existing products and to introduce and sell new Battery Management Products and other products in quantities sufficient to compensate for the anticipated declines in average selling prices.

  A significant portion of the Company's product costs are controlled by vendors. Consequently, the Company generally has not been able to reduce costs to the extent necessary to offset generally lower product selling prices. In 1996, however, certain product costs benefited from market conditions that lead to lower prices from vendors. Although these favorable market conditions are likely to continue into 1997, changes could occur in the future that result in higher vendor prices. The Company's principal means of maintaining or increasing gross margins in the future is the continued successful introduction of new Battery Management Products. If the Company is not able to do so, the Company's business, financial condition and operating results would be materially and adversely affected.

  The Company's customers generally specify short delivery times when placing their product orders. As a result, backlog at the beginning of a quarter generally is not representative of the product sales that are anticipated for that quarter. Accordingly, a shortfall in sales in any quarter in comparison to expectations may not be identifiable until late in the quarter. Notwithstanding the difficulty of forecasting future sales, the Company generally must plan production, order wafers and components, undertake sales and marketing and general and administrative activities and make other commitments months in advance of the receipt of orders. As a result, the adverse impact of any shortfall in orders, and the consequent reduction in revenues, could be magnified by the inability to reduce operating expenses on a timely basis. Due to the foregoing, it is possible that the Company's operating results in the future may from time to time be below the expectations of analysts and investors. In such event, the market price of the Company's Common Stock could be adversely affected.

RESULTS OF OPERATIONS

  The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
Net revenues......................................    100.0%    100.0%    100.0%
Cost of sales.....................................     54.3      57.8      58.8
                                                   --------  --------  --------
Gross margin......................................     45.7      42.2      41.2
Operating expenses:
  Research and development........................      7.3       7.7       8.2
  Selling, general and administrative.............     21.4      20.8      22.7
                                                   --------  --------  --------
    Total operating expenses......................     28.7      28.5      30.9
                                                   --------  --------  --------
Income from operations............................     17.0      13.7      10.3
Other income (expense), net.......................      1.2        .2       (.7)
                                                   --------  --------  --------
Income before taxes...............................     18.2      13.9       9.6
Provision for income taxes........................      0.6        .9        .2
                                                   --------  --------  --------
Net income........................................     17.6%     13.0%      9.4%
                                                   ========  ========  ========

  The following tables set forth the amount and percentage of total net revenues by type of product for the periods indicated:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Battery Management Products....................... $ 18,035  $  8,242  $  4,131
NVSRAM Products...................................   10,999     9,658     8,205
RTC Products......................................   10,840     9,623     8,889
RTC Royalties/Other...............................      279     1,692     1,802
                                                   --------  --------  --------
    Total net revenues............................ $ 40,153  $ 29,215  $ 23,027
                                                   ========  ========  ========
                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
Battery Management Products.......................     44.9%     28.2%     17.9%
NVSRAM Products...................................     27.4      33.1      35.6
RTC Products......................................     27.0      32.9      38.6
RTC Royalties/Other...............................      0.7       5.8       7.9
                                                   --------  --------  --------
    Total net revenues............................    100.0%    100.0%    100.0%
                                                   ========  ========  ========

 Years Ended December 31, 1996, 1995 and 1994

  Net Revenues. Total net revenues increased 37%, to approximately $40.2 million, for the year ended December 31, 1996, from approximately $29.2 million for the year ended December 31, 1995. This increase was primarily attributable to increased unit sales of Gas Gauge integrated circuits ("IC") into the portable PC market, and to a lesser extent increased sales of fast charge controller IC devices into cellular, consumer, power tool and portable computer applications, increased sales of high density NVSRAM modules into the networking/telecom markets, and increased sales of RTC IC devices into the PC market. Battery Management Product revenues represented approximately 45% of total revenues in 1996, compared to approximately 28% in 1995. Revenues from the sale of Gas Gauge ICs represented a majority of battery management revenues in 1996 and a majority of total revenue growth from 1995. Revenue generated from RTC royalties and other miscellaneous sources, which consist of design service fees, nonrecurring engineering payments, miscellaneous product sales and certain allowances for doubtful accounts, represented 0.7% of total revenue in 1996, compared with 5.8% in 1995. This reduction is due principally to the fourth quarter 1995 termination of a third party design contract and significantly lower third party shipments of products that incorporate the Company's RTC technology under license agreement.

  The 27% increase in total net revenues in 1995 to approximately $29.2 million as compared to 1994 total net revenues of approximately $23.0 million was due primarily to increased unit shipments of Battery Management Products, RTC Products and higher density NVSRAM Products. These increases in unit sales offset reduced unit shipments of lower density NVSRAM Products and general decreases in average selling prices for most products.

  The Company's revenues from international customers accounted for approximately $27.1 million, or 67% of total net revenues, for the year ended December 31, 1996, approximately $15.0 million, or 51% of total net revenues, for the comparable period in 1995, and approximately $11.5 million, or 50% of total net revenues, in 1994. In 1996, approximately 58% of the Company's total net revenues were derived from customers in the Asia-Pacific region. The Company's distributor in Taiwan accounted for approximately $8.1 million, or 20%, of total net revenues in 1996. No other customer directly accounted for greater than 10% of the total net revenues.

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

  Gross Margin. The Company's gross margin represented 46% and 42% of total net revenues for the years ended December 31, 1996 and 1995, respectively. Gross margin increased approximately $6.0 million, or 49%, to approximately $18.3 million for 1996 as compared to $12.3 million in 1995. This increase in gross margin and gross margin percentage was due primarily to an increase in unit sales of higher margin Battery Management Products and, to a lesser extent, higher density NVSRAM Products, which more than offset a decline in RTC royalties and the fourth quarter 1995 termination of a third party design contract. Excluding the impact of royalties and design fees, the gross margin percentage would have been approximately 45% and 39% in 1996 and 1995, respectively. As compared to 1995, gross margin also benefited from certain lower product costs.

  The Company expects that gross margin in future periods will be adversely affected by declines in average selling prices, particularly with respect to its RTC Products and NVSRAM Products. If worldwide semiconductor production capacities tighten in future periods, the Company may experience increases in certain vendor prices. To maintain or increase its gross margin over the long-term, the Company believes that it will be required to increase the percentage of its sales represented by Battery Management Products and achieve cost reductions in its products generally. There can be no assurance that the Company will be able to achieve any of these objectives.

  Gross margin increased approximately $2.8 million, or 30%, from $9.5 million in 1994, to approximately $12.3 million in 1995, primarily due to an increase in unit sales of higher margin Battery Management Products and, to a lesser extent, higher density NVSRAM Products, all of which offset the negative impact of generally lower average selling prices.

  Research and Development. The Company's research and development expenses increased approximately 31% to $2.9 million in 1996 as compared to approximately $2.2 million in 1995. The increase was due primarily to increased compensation and mask tooling expenses. As a percentage of total net revenues, research and development expense decreased slightly to approximately 7.3% in 1996 as compared to 7.7% in 1995. The Company's research and development expenses for 1994 were approximately $1.9 million, representing approximately 8.2% of total net revenues. The increase in research and development expense in 1995 compared with 1994 was due primarily to the addition of engineering personnel primarily for Battery Management Products and increased compensation and mask tooling expenses.

  The Company intends to continue to make a significant investment in research and development, particularly with respect to Battery Management Product opportunities, and believes that research and development expenses will therefore increase in absolute dollars.

  Selling, General and Administrative. Selling, general and administrative expense increased approximately $2.5 million to $8.6 million in 1996 as compared to 1995. This increase was due primarily to increases in compensation, sales commissions, depreciation, legal, and other general expenses. Much of the increase in legal expenses was due to a declaratory judgment proceeding brought by the Company against Dallas Semiconductor in which the Company sought a ruling that the Company's products did not infringe upon certain patents held by Dallas Semiconductor. Although such legal proceedings were dismissed by the Court in June 1996, the Company has, again, filed a declaratory judgment action against Dallas Semiconductor to resolve the allegations of patent infringement asserted against the Company by Dallas Semiconductor. Since the filing of the suit by the Company, Dallas Semiconductor has filed a lawsuit against the Company alleging infringement of some of the same patents at issue in the Company's 1996 declaratory judgment proceeding. See "Item 3. Legal Proceedings" of this Form 10-K. Selling, general and administrative expense represented approximately 21% of total net revenues in 1996 and 1995. The expense increase of approximately $856,000 in 1995 as compared with 1994 was due primarily to increases in compensation, sales commissions, advertising and legal expenses and operating expenses related to sales support in the Asia-Pacific region and the midwest area of the United States.

  Although significant growth in total net revenues has in recent periods resulted in essentially flat selling, general and administrative expense as a percentage of total net revenues, the absolute amount of such expense is expected to continue to increase as the Company expands its product lines and geographic infrastructure.

  Other Income (Expense), Net. Other income (expense), net consists primarily of interest earned on short-term investments of funds, net of interest expense on capital lease obligations and a $2.0 million note payable in 1995. For 1996, the Company realized net other income of approximately $457,000 as compared to net other income of approximately $57,000 in 1995 and net other expense of approximately $167,000 in 1994. This improvement was due primarily to higher average balances of invested funds and the retirement of the $2.0 million subordinated note payable in December 1995. Proceeds from the Company's initial public offering in December 1995 contributed significantly to the increase in funds available for investment.

  Provision for Income Taxes. The Company generated both book and taxable income during 1996, 1995 and 1994, which was substantially offset by net operating loss carryforwards from prior operating periods. During 1996, the Company also recognized a deferred income tax asset of approximately $886,000. The realization of the net deferred tax assets in 1996 resulted from the reversal of a valuation allowance based on management's assessment that it is more likely than not that the net deferred tax assets will be realized based on carryback potential, existing taxable temporary differences, and expectations of future income levels. The provision for income taxes in 1996 consisted primarily of federal and state income taxes. The provision for income taxes in 1995 and 1994 consisted primarily of alternative minimum tax and state income tax. At December 31, 1996, the Company had net operating loss and tax credit carryforwards for federal income tax purposes of approximately $293,000 and $332,000, respectively. Additionally, the Company has a minimum tax credit carryforward of approximately $123,000. If not previously utilized, these carryforwards will expire at various times in the years 2004 through 2011. Utilization of all net operating loss and approximately $23,000 of research and development credit carryforwards are restricted because of a change in ownership, as defined by the Tax Reform Act of 1986, which occurred in February 1990. See Note 5 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal capital needs are to finance accounts receivable, inventories and additions of capital assets. Prior to its initial public offering, completed in December 1995, the Company financed its operations primarily through the private issuance of equity securities and, to a lesser extent, debt financing and lease lines of credit. Approximately $7.4 million of cash was generated by operating activities in 1996. This $3.1 million improvement from 1995 was due primarily to a $3.3 million increase in net income in 1996. The Company generated approximately $4.3 million of cash from operating activities in 1995. This $2.4 million improvement from 1994 was due primarily to a $1.6 million increase in net income and no growth in net accounts receivable in 1995.

  Net cash used in investing activities of approximately $16.8 million during 1996 was attributable primarily to the investment of much of the Company's cash equivalents into short-term investments with higher expected yields. In addition, $2.5 million was used to prepay certain quantities of wafers pursuant to the Option Agreement under which TSMC is committed to supply and the Company is committed to purchase wafers. Finally, approximately $1.5 million was used for capital expenditures consisting primarily of assembly and test capacity expansion. Comparatively, net cash used in investing activities during 1995 and 1994 amounted to approximately $1.2 million and $406,000, respectively, and consisted of capital expenditures.

  Financing activities have consisted primarily of the issuance of equity and payments under capital lease obligations. Financing activities used cash during 1996 of approximately $668,000, which consisted of proceeds of approximately $668,000 from issuances of stock and payments of approximately $1.3 million under capital lease obligations. In 1995, financing activities generated cash of $3.9 million and consisted primarily of the Company's initial public offering, which provided cash of $6.7 million net of costs, and the retirement of the $2.0 million subordinated note payable. Financing activities used net cash of approximately $678,000 in 1994, primarily due to payments under capital lease obligations.

  The Company's principal sources of liquidity are cash generated from operations as well as cash and cash equivalents and short-term investments of approximately $15.5 million at December 31, 1996. The Company's short-term investments are primarily in government debt securities and corporate debt securities. In addition, the Company has a lease line of credit with BancBoston Leasing, Inc. During 1996, the Company used approximately $2.2 million of credit under its outstanding lease line primarily for additions of assembly and test equipment. As of January 31, 1997, approximately $1.0 million was available under the lease line for additional acquisitions of equipment.

  The Company anticipates capital asset additions to range between $3.0 million and $4.0 million in 1997, a large part of which will be used to expand test capacity for certain of its Battery Management Products, a portion of which may be financed under the Company's lease line.

  In connection with the Option Agreement with TSMC, the Company issued a promissory note for $3,380,000 that is due on March 31, 1997.

  The Company believes that existing cash balances and other capital resources will be sufficient to meet the Company's cash requirements at least through 1997. However, the Company may also seek to establish additional lines of credit to augment its funding of operating activities during 1997. There can be no assurance that the Company will be able to establish any such lines of credit.

  In addition, the Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company, over the longer term, may seek additional equity or debt financings to fund such activities. The sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, will be available on terms acceptable to the Company, if at all.

INFLATION

  The Company believes that inflation has not had and is not likely to have a material impact on the Company's operations during the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements and supplementary data are listed in the Index to Financial Statements appearing on Page F-1 and the Financial Schedule appearing on Page S-2 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this item with respect to Directors of the Company appears under the caption "Election of Directors" included in the Company's definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

  The information required by this item with respect to Executive Officers of the Company is included in Part I of this Report under the heading "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this item appears under the caption "Executive Compensation" included in the Company's definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this item appears under the caption "Security Ownership of Certain Beneficial Owners" included in the Company's definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this item appears under the caption "Certain Transactions" included in the Company's definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this 10-K:

    (1) Financial Statements. See Index to Financial Statements on Page F-1 hereof.

    (2) Financial Statement Schedules. See Schedule of Valuation and Qualifying Accounts on Page S-2 hereof. (Other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or the notes thereto.)

    (3) Exhibits Required by Item 601 of Regulation S-K. A list of the exhibits required to be filed as a part of this 10-K is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

  (b) Reports on Form 8-K

  None.

                        BENCHMARQ MICROELECTRONICS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors........................  F-2
Balance Sheets as of December 31, 1996 and 1995..........................  F-3
Statements of Income for the years ended December 31, 1996, 1995, and
 1994....................................................................  F-4
Statements of Stockholders' Equity for the years ended December 31, 1996,
 1995, and 1994..........................................................  F-5
Statements of Cash Flows for the years ended December 31, 1996, 1995, and
 1994....................................................................  F-6
Notes to Financial Statements............................................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
BENCHMARQ Microelectronics, Inc.

  We have audited the accompanying balance sheets of BENCHMARQ Microelectronics, Inc. (the Company), as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BENCHMARQ
Microelectronics, Inc., at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Dallas, Texas
January 27, 1997,
except for Note 10, as to which the date is February 18, 1997

                        BENCHMARQ MICROELECTRONICS, INC.

                                 BALANCE SHEETS

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................  $ 2,575,350  $12,653,260
  Short-term investments (Note 3)....................   12,878,526          --
  Receivables, net of allowance for doubtful accounts
   and estimated returns of $388,471 and $179,923 at
   December 31, 1996 and 1995........................    4,410,448    4,156,598
  Inventories (Note 4)...............................    4,035,175    3,150,594
  Deferred income tax assets (Note 5)................      660,095          --
  Prepaid expenses...................................      354,978      161,840
                                                       -----------  -----------
    Total current assets.............................   24,914,572   20,122,292
Property and equipment, at cost:
  Furniture and fixtures.............................      810,553      578,453
  Equipment..........................................    3,976,191    2,366,890
  Computer software..................................      520,809      342,404
                                                       -----------  -----------
                                                         5,307,553    3,287,747
  Accumulated depreciation...........................    2,806,832    1,629,890
                                                       -----------  -----------
                                                         2,500,721    1,657,857
Equipment under capital lease obligations (Note 6)...    4,274,173    2,704,511
  Accumulated amortization...........................    1,067,143      638,820
                                                       -----------  -----------
                                                         3,207,030    2,065,691
Prepayment for product purchases (Note 8)............    5,880,000          --
Noncurrent deferred income tax and other assets (Note
 5)..................................................      306,784       39,181
                                                       -----------  -----------
    Total assets.....................................  $36,809,107  $23,885,021
                                                       -----------  -----------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................  $ 1,852,516  $ 2,403,842
  Note payable (Note 8)..............................    3,380,000          --
  Payroll and related benefits.......................      618,154      257,000
  Other accrued liabilities..........................      837,223      593,125
  Deferred income on shipments to distributors.......    1,219,800      670,336
  Current obligations under capital leases (Note 6)..    1,311,905      814,869
                                                       -----------  -----------
    Total current liabilities........................    9,219,598    4,739,172
Obligations under capital leases, less current
 obligations (Note 6)................................    1,259,927      890,540
Commitments and contingencies (Notes 6, 8 and 10)
Stockholders' equity (Note 7)
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 6,841,808 and 6,500,496 shares issued
   at December 31, 1996 and 1995, respectively.......        6,842        6,501
  Additional paid-in capital.........................   24,932,678   23,931,866
  Retained earnings (deficit)........................    1,392,162   (5,670,258)
  Net unrealized gain on short-term investments......       10,700          --
  Treasury stock, 64,000 common shares, at cost......      (12,800)     (12,800)
                                                       -----------  -----------
    Total stockholders' equity.......................   26,329,582   18,255,309
                                                       -----------  -----------
    Total liabilities and stockholders' equity.......  $36,809,107  $23,885,021
                                                       ===========  ===========

                            See accompanying notes.

                        BENCHMARQ MICROELECTRONICS, INC.

                              STATEMENTS OF INCOME

                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1996         1995         1994
                                         -----------  -----------  -----------
Net revenues (Note 8)..................  $40,152,897  $29,214,852  $23,027,429
Cost of sales..........................   21,819,544   16,871,504   13,529,074
                                         -----------  -----------  -----------
Gross margin...........................   18,333,353   12,343,348    9,498,355
Operating expenses:
 Research and development..............    2,922,338    2,238,629    1,882,445
 Selling, general, and administrative..    8,574,391    6,090,115    5,234,379
                                         -----------  -----------  -----------
  Total operating expenses.............   11,496,729    8,328,744    7,116,824
                                         -----------  -----------  -----------
Income from operations.................    6,836,624    4,014,604    2,381,531
Other income (expense):
 Interest income.......................      705,499      402,779      189,002
 Interest expense......................     (210,314)    (339,619)    (344,627)
 Other.................................      (38,389)      (5,690)     (11,093)
                                         -----------  -----------  -----------
Income before provision for income
 taxes.................................    7,293,420    4,072,074    2,214,813
Provision for income taxes (Note 5)....      231,000      270,000       60,000
                                         -----------  -----------  -----------
Net income.............................  $ 7,062,420  $ 3,802,074  $ 2,154,813
                                         ===========  ===========  ===========
Net income per common and common
 equivalent share......................  $      0.96  $      0.61  $      0.35
                                         ===========  ===========  ===========
Shares used in computing net income per
 common and common equivalent share....    7,391,229    6,272,835    6,239,371
                                         ===========  ===========  ===========


                            See accompanying notes.

                       BENCHMARQ MICROELECTRONICS, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                      SERIES A THROUGH F
                                    CONVERTIBLE PREFERRED                  NOTES                      NET
                     COMMON STOCK           STOCK                        RECEIVABLE               UNREALIZED    TREASURY STOCK
                   ---------------- -----------------------  ADDITIONAL     FROM      RETAINED      GAIN ON   ------------------
                    NUMBER    PAR      NUMBER        PAR       PAID-IN     STOCK-     EARNINGS    SHORT-TERM   NUMBER
                   OF SHARES VALUE   OF SHARES      VALUE      CAPITAL     HOLDER    (DEFICIT)    INVESTMENTS OF SHARES  AMOUNT
                   --------- ------ ------------  ---------  ----------- ---------- ------------  ----------- --------- --------
Balance at Decem-
 ber 31, 1993....    232,721 $  233   20,422,575  $ 204,226  $16,954,874  $(14,210) $(11,627,145)   $    --    64,000   $(12,800)
 Issuance of
  common stock
  upon exercise
  of options.....     66,220     66          --         --        20,033       --            --         --        --         --
 Repayment of
  note receivable
  from stockhold-
  er.............        --     --           --         --           --     14,210           --         --        --         --
 Net income......        --     --           --         --           --        --      2,154,813        --        --         --
                   --------- ------ ------------  ---------  -----------  --------  ------------    -------    ------   --------
Balance at Decem-
 ber 31, 1994....    298,941    299   20,422,575    204,226   16,974,907       --     (9,472,332)       --     64,000    (12,800)
 Issuance of
  common stock
  upon exercise
  of options and
  warrants.......     95,933     96          --         --        25,601       --            --         --        --         --
 Issuance of com-
  mon stock for
  cash, net of
  offering costs
  (Note 7).......  1,000,000  1,000          --         --     6,732,238       --            --         --        --         --
 Conversion of
  preferred stock
  (Note 7).......  5,105,622  5,106  (20,422,575)  (204,226)     199,120       --            --         --        --         --
 Net income......        --     --           --         --           --        --      3,802,074        --        --         --
                   --------- ------ ------------  ---------  -----------  --------  ------------    -------    ------   --------
Balance at Decem-
 ber 31, 1995....  6,500,496  6,501          --         --    23,931,866       --     (5,670,258)       --     64,000    (12,800)
 Issuance of
  common stock
  upon exercise
  of stock
  options and
  warrants,
  including
  income tax
  benefit of
  $333,418.......    256,312    256          --         --       416,513       --            --         --        --         --
 Issuance of com-
  mon stock for
  cash, net of
  offering costs
  (Note 7).......     85,000     85          --         --       584,299       --            --         --        --         --
 Net unrealized
  gain on short-
  term
  investments....        --     --           --         --           --        --            --      10,700       --         --
 Net income......        --     --           --         --           --        --      7,062,420        --        --         --
                   --------- ------ ------------  ---------  -----------  --------  ------------    -------    ------   --------
Balance at Decem-
 ber 31, 1996....  6,841,808 $6,842          --   $     --   $24,932,678  $    --   $  1,392,162    $10,700    64,000   $(12,800)
                   ========= ====== ============  =========  ===========  ========  ============    =======    ======   ========
                   STOCKHOLDERS'
                      EQUITY
                   -------------
Balance at Decem-
 ber 31, 1993....   $ 5,505,178
 Issuance of
  common stock
  upon exercise
  of options.....        20,099
 Repayment of
  note receivable
  from stockhold-
  er.............        14,210
 Net income......     2,154,813
                   -------------
Balance at Decem-
 ber 31, 1994....     7,694,300
 Issuance of
  common stock
  upon exercise
  of options and
  warrants.......        25,697
 Issuance of com-
  mon stock for
  cash, net of
  offering costs
  (Note 7).......     6,733,238
 Conversion of
  preferred stock
  (Note 7).......           --
 Net income......     3,802,074
                   -------------
Balance at Decem-
 ber 31, 1995....    18,255,309
 Issuance of
  common stock
  upon exercise
  of stock
  options and
  warrants,
  including
  income tax
  benefit of
  $333,418.......       416,769
 Issuance of com-
  mon stock for
  cash, net of
  offering costs
  (Note 7).......       584,384
 Net unrealized
  gain on short-
  term
  investments....        10,700
 Net income......     7,062,420
                   -------------
Balance at Decem-
 ber 31, 1996....   $26,329,582
                   =============

                            See accompanying notes.

                        BENCHMARQ MICROELECTRONICS, INC.

                            STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                            1996         1995         1994
                                        ------------  -----------  -----------
OPERATING ACTIVITIES
Net income............................  $  7,062,420  $ 3,802,074  $ 2,154,813
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization.......     1,650,464    1,025,932      791,395
  Loss on disposition of fixed
   assets.............................        38,389        5,690       11,185
  Tax benefit of employee stock
   options............................       333,418          --           --
  Deferred income taxes...............      (885,861)         --           --
  Changes in operating assets and
   liabilities:
    Receivables.......................      (253,850)     159,760   (2,510,550)
    Inventories.......................      (884,581)  (1,210,391)    (134,052)
    Prepaid expenses and other
     assets...........................      (234,975)     228,777     (147,349)
    Accounts payable..................      (551,081)     458,102      863,940
    Accrued liabilities...............       605,252     (142,885)     789,127
    Deferred income on shipments to
     distributors.....................       549,464       (7,379)     108,134
                                        ------------  -----------  -----------
Net cash provided by operating
 activities...........................     7,429,059    4,319,680    1,926,643
INVESTING ACTIVITIES
Prepayment for product purchases......    (2,500,000)         --           --
Capital expenditures..................    (1,471,567)  (1,213,996)    (405,989)
Investment in short-term investments..   (39,656,725)         --           --
Maturities of short-term investments..    26,788,899          --           --
                                        ------------  -----------  -----------
Net cash used by investing
 activities...........................   (16,839,393)  (1,213,996)    (405,989)
FINANCING ACTIVITIES
Proceeds from issuance of common stock
 upon exercise of stock options and
 warrants.............................        83,351       25,697       20,099
Proceeds from issuance of common
 stock, net of offering costs
 (Note 7).............................       584,384    6,733,238          --
Proceeds from repayment of note
 receivable from stockholder..........           --           --        14,210
Principal payments under capital lease
 obligations..........................    (1,335,311)    (802,178)    (644,384)
Principal payments on notes payable...           --    (2,008,271)     (67,886)
                                        ------------  -----------  -----------
Net cash (used) provided by financing
 activities...........................      (667,576)   3,948,486     (677,961)
                                        ------------  -----------  -----------
Net change in cash and cash
 equivalents..........................   (10,077,910)   7,054,170      842,693
Cash and cash equivalents at beginning
 of period............................    12,653,260    5,599,090    4,756,397
                                        ------------  -----------  -----------
Cash and cash equivalents at end of
 period...............................  $  2,575,350  $12,653,260  $ 5,599,090
                                        ============  ===========  ===========
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest................  $    210,314  $   339,619  $   344,627
                                        ============  ===========  ===========
Cash paid for income taxes............  $    787,103  $   222,069  $       --
                                        ============  ===========  ===========

                            See accompanying notes.

                       BENCHMARQ MICROELECTRONICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. DESCRIPTION OF BUSINESS

  BENCHMARQ Microelectronics, Inc. (the Company) is engaged principally in the design, manufacture, and marketing of integrated circuits (Devices) and electronic modules and assemblies for portable and power-sensitive electronic applications. Net revenues consist primarily of sales of Battery Management Devices and assemblies, Non-Volatile Static Random Access Memory modules, Non-Volatile Controller Devices, and Real-Time Clock modules and Devices.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash deposits in overnight investment accounts with commercial banks, cash in bank checking accounts, and commercial money market accounts.

 Short-Term Investments

  Short-term investments consist of U.S. government debt securities, state and municipal debt securities, and corporate debt securities. At December 31, 1996, all of these securities were classified as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Interest on all securities is included in interest income.

  The Company's Board of Directors has approved investment guidelines with regard to diversification, quality, maturities and allowed investments. At the time of purchase, there can be no more than 10% of the portfolio invested per issuer or guarantor with the exception of U.S. government backed securities, and all securities must meet minimum investment grade standards.

 Inventories

  Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market.

 Property and Equipment

  Property and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are currently from three to five years, or over the term of the lease, if shorter, for assets recognized pursuant to capitalized leases and for leasehold improvements. Amortization of leased assets is included in depreciation and amortization expense.

 Stock Options

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

 Revenue Recognition

  Certain of the Company's sales are made to distributors under agreements allowing the right to return products not yet sold by the distributor. Because of the uncertainty associated with future returns, the Company

                       BENCHMARQ MICROELECTRONICS, INC.

defers recognition of sales, and the related profit, made to domestic distributors and the related profit in its financial statements until the products are sold by the distributors. Sales to international distributors and nondistributors are recognized upon shipment of the products, less estimated returns. Sales to international distributors are recognized upon shipment of the products because actual returns from international distributors have not been material.

  Revenue from product royalty agreements is recognized when earned. Royalty revenues included in net revenues were approximately $351,000, $962,000 and $990,000 in the years ended December 31, 1996, 1995 and 1994, respectively.

  Revenue from integrated circuit design contracts is recognized on the percentage-of-completion method, whereby estimated revenues and costs are recognized in earnings as work is performed. There were no design contract revenues included in net revenues for the year ended December 31, 1996. Design contract revenues included in net revenues were approximately $752,000 and $737,000 in the years ended December 31, 1995, and 1994, respectively.

 Research and Development Costs

  Research and development costs, consisting of the costs of designing, developing, and testing new or significantly enhanced products, are expensed as incurred.

 Income Taxes

  The Company computes its provision for income taxes using the asset and liability method. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent that, based on available evidence, it is more likely than not it will be realized. The effect of a change in income tax rates on deferred taxes is recognized in the period that includes the enactment date.

 Concentration of Credit Risk

  The Company markets its products for sale to original equipment manufacturers (OEMs) and distributors primarily in the United States, Europe, and the Asia-Pacific Region. Credit is extended based on an evaluation of the customers financial condition, and collateral is generally not required. The Company maintains an allowance for losses based upon the expected collectibility of all accounts receivable. See Note 8.

 Net Income Per Common and Common Equivalent Share

  Net income per share amounts are computed using the weighted average number of common and common equivalent shares. For the year ended December 31, 1996, common equivalent shares consisted of stock options and warrants (using the treasury stock method). For the years ended December 31, 1995 and 1994, common equivalent shares consisted of convertible preferred stock (using the if converted method) and stock options and warrants (using the modified treasury stock method).

 Accounting Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                       BENCHMARQ MICROELECTRONICS, INC.

3. SHORT-TERM INVESTMENTS

  The following is a summary of available-for-sale securities at December 31, 1996:

                                                         UNREALIZED
                                                          HOLDING
                                                           GAINS       FAIR
                                                COST      (LOSSES)     VALUE
                                             ----------- ---------- -----------
   U.S. government debt securities.......... $ 2,500,459  $  (603)  $ 2,499,856
   State and municipal debt securities......   3,802,201   13,997     3,816,198
   Corporate debt securities................   6,565,166   (2,694)    6,562,472
                                             -----------  -------   -----------
     Total.................................. $12,867,826  $10,700   $12,878,526
                                             ===========  =======   ===========

  The fair value of the Company's investment in debt securities at December 31, 1996, by contractual maturity, is as follows:

   Due in less than 1 year......................................... $10,316,673
   Due in 1 to 2 years.............................................   2,561,853
                                                                    -----------
     Total......................................................... $12,878,526
                                                                    ===========

4. INVENTORIES

  Inventories consist of the following:

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1996       1995
                                                           ---------- ----------
   Finished goods......................................... $1,737,739 $  690,491
   Work-in-process........................................  1,145,276  1,232,253
   Raw materials..........................................  1,152,160  1,227,850
                                                           ---------- ----------
                                                           $4,035,175 $3,150,594
                                                           ========== ==========

5. INCOME TAXES

  The significant components of the provision for income taxes are as follows:

                                                       1996       1995    1994
                                                    ----------  -------- -------
   Federal:
     Current....................................... $1,006,861  $ 78,500 $60,000
     Deferred......................................   (885,861)      --      --
   State...........................................    110,000   191,500     --
                                                    ----------  -------- -------
                                                    $  231,000  $270,000 $60,000
                                                    ==========  ======== =======

                       BENCHMARQ MICROELECTRONICS, INC.

  The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income before provision for income taxes as follows:

                                               YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                             1996         1995        1994
                                          -----------  -----------  ---------
Federal income tax expense at statutory
 rate.................................... $ 2,479,763  $ 1,384,505  $ 753,036
Benefit of net operating loss
 carryforwards...........................  (2,307,552)  (1,384,505)  (753,036)
Research and development credit..........    (109,561)         --         --
Alternative minimum tax..................         --        78,500     60,000
State income taxes, net of federal
 benefit.................................      72,600      191,500        --
Other....................................      95,750          --         --
                                          -----------  -----------  ---------
                                          $   231,000  $   270,000  $  60,000
                                          ===========  ===========  =========

  The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            DECEMBER 31,
                                                        ----------------------
                                                           1996        1995
                                                        ----------  ----------
Deferred tax assets:
 Inventories..........................................  $  208,199  $  154,970
 Property and equipment...............................     389,587         --
 Accrued liabilities..................................      68,449       5,408
 Deferred income on shipments to distributors.........     475,772     241,187
 Research and development credit carryforward.........     331,796     441,357
 Alternative minimum tax credit carryforward..........     123,274     138,500
 Net operating loss carryforwards.....................      99,544   1,388,131
 Other, net...........................................         --      111,084
                                                        ----------  ----------
  Total deferred tax assets...........................   1,696,621   2,480,637
Deferred tax liabilities:
 Prepaid expenses.....................................    (139,486)    (58,230)
 Property and equipment...............................    (555,774)    (50,353)
 Other, net...........................................    (115,500)        --
                                                        ----------  ----------
  Total deferred tax liabilities......................    (810,760)   (108,583)
                                                        ----------  ----------
Deferred income tax assets, net of deferred income tax
 liabilities..........................................     885,861   2,372,054
Valuation allowance...................................         --   (2,372,054)
                                                        ----------  ----------
                                                        $  885,861  $      --
                                                        ==========  ==========

  For federal income tax purposes, at December31, 1996, the Company has a net operating loss carryforward of approximately $293,000 and unused research and development credits of approximately $332,000, both of which expire in the years 2004 through 2011. Utilization of all net operating loss and approximately $23,000 of research and development credit carryforwards are restricted because of a change in ownership, as defined by the Tax Reform Act of 1986, which occurred in February 1990. Additionally the Company has a minimum tax credit carryforward of approximately $123,000.

  The realization of the net deferred tax assets in 1996 resulted from the reversal of a valuation allowance based on management's assessment that it is more likely than not that the net deferred tax assets will be realized based on carryback potential, existing taxable temporary differences, and expectations of future income levels.

                       BENCHMARQ MICROELECTRONICS, INC.

6. LEASE COMMITMENTS

  The Company has an equipment master lease agreement under which approximately $1,100,000 was available at December 31, 1996 for additional commitments. Obligations under this agreement remain subject to financial covenants that require, among other things, the Company to maintain certain financial ratios.

  Certain equipment is leased under capital leases. The assets and liabilities are initially recorded at the lesser of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over their related lease terms or their estimated useful lives, depending on the terms of the purchase option at the end of the lease. The Company acquired equipment under capital leases with an aggregate cost of $2,201,734, $1,235,127, and $1,024,555 during the years ended December 31, 1996, 1995, and 1994, respectively.

  The Company also leases office facilities and certain equipment under operating leases. Operating leases that expire are generally expected to be renewed or replaced by other leases. Rental expense under operating leases for the years ended December 31, 1996, 1995, and 1994 was $464,489, $331,604, and
$233,545, respectively.

  Future minimum lease payments as of December 31, 1996, are as follows:

                                                           CAPITAL   OPERATING
                                                            LEASES     LEASES
                                                          ---------- ----------
   1997.................................................. $1,471,878 $  398,557
   1998..................................................  1,084,639    393,259
   1999..................................................    242,755    393,259
   2000..................................................        --     133,160
   2001..................................................        --       1,556
                                                          ---------- ----------
   Total minimum lease payments..........................  2,799,272 $1,319,791
                                                                     ==========
   Less amount representing interest.....................    227,440
                                                          ----------
   Present value of minimum lease payments............... $2,571,832
                                                          ==========

7. CAPITAL STOCK

 Preferred Stock

  The Board of Directors has the authority, without action by the stockholders, to designate and issue up to 22,000,000 shares of preferred stock in one or more series and to designate the dividend rate, voting rights and other rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock.

  As of December 31, 1994, the Company had outstanding 20,422,575 shares of $.01 par value convertible preferred stock designated in five series, A through D and F. In connection with the Company's initial public offering of common stock, all of the convertible preferred stock outstanding as of the closing date was converted into an aggregate of 5,105,622 shares of common stock.

 Common Stock

  In December 1995, the Company issued 1,000,000 shares of common stock in connection with the Company's initial public offering and received net proceeds of $6,733,238. In January 1996, the underwriters purchased an additional 85,000 shares of the Company's common stock to cover over-allotments on the same terms and conditions as the initial public offering for which the Company received net proceeds of $584,384.

                       BENCHMARQ MICROELECTRONICS, INC.

 Stock Options

  The Company adopted its 1989 Stock Option Plan (the 1989 Plan) in April 1989 and the 1995 Flexible Stock Option Plan (the 1995 Plan) in June 1995. The 1989 Plan and 1995 Plan provide for incentive options and nonqualified options that may be granted to employees, officers, directors, and consultants of the Company. At December 31, 1996, 798,680 and 498,678 shares of common stock were reserved for issuance upon exercise of options granted pursuant to the 1989 Plan and the 1995 Plan, respectively. Option prices are granted at prices not less than the fair value of the common stock as determined by the Compensation Committee of the Company's Board of Directors (the Committee) at the dates of grant. Options granted under the 1989 Plan vest at a rate of 20% at the end of the first year after date of grant and 1.66% per month thereafter. The vesting schedule for options granted under the 1995 Plan is established by the Committee. The Plans shall continue in effect for a term of ten years unless terminated by the Board of Directors.
  A summary of the Company's stock option activity, and related information for the years ended December 31, 1996, 1995, and 1994, follows:

                                 1996                1995               1994
                          ------------------- ------------------- -----------------
                                     WEIGHTED            WEIGHTED          WEIGHTED
                                     AVERAGE             AVERAGE           AVERAGE
                                     EXERCISE            EXERCISE          EXERCISE
                           OPTIONS    PRICE    OPTIONS    PRICE   OPTIONS   PRICE
                          ---------  -------- ---------  -------- -------  --------
Outstanding at beginning
 of year................  1,047,845   $2.97     908,653   $1.13   656,019   $0.34
  Granted...............    379,700    8.83     278,656    8.55   355,062    2.38
  Exercised.............   (184,693)   0.45     (75,450)   0.34   (66,220)   0.30
  Forfeited.............    (19,427)   4.44     (64,014)   4.25   (36,208)   0.55
                          ---------           ---------           -------
Outstanding at end of
 year...................  1,223,425    5.15   1,047,845    2.97   908,653    1.13
                          =========           =========           =======
Exercisable at end of
 year...................    491,175   $2.20     489,013   $0.72   363,839   $0.32
Weighted-average fair
 value of options
 granted during the
 year...................  $    3.52           $    3.32
                          =========           =========

  Information related to options outstanding and exercisable at December 31, 1996, is summarized below:

                            OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                    ----------------------------------- -----------------------
                                    WEIGHTED
                                     AVERAGE   WEIGHTED                WEIGHTED
                    OUTSTANDING AT  REMAINING  AVERAGE  EXERCISABLE AT AVERAGE
 RANGE OF EXERCISE   DECEMBER 31,  CONTRACTUAL EXERCISE  DECEMBER 31,  EXERCISE
      PRICES             1996         LIFE      PRICE        1996       PRICE
 -----------------  -------------- ----------- -------- -------------- --------
$0.20--$3.40.......     488,108        5.8      $0.65      365,980      $0.56
$4.60--$8.50.......     430,064        9.0      $6.91       56,332      $5.08
$8.60--$21.63......     305,253        9.0      $9.86       68,863      $8.60
                      ---------                            -------
                      1,223,425                            491,175

  Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to December 31,1994, under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.5% and 5.9%; a dividend yield of 0%; and a volatility factor of .44. In addition, the fair value of these options was estimated based on an expected life of one year from the vesting date using the multiple option method.

                       BENCHMARQ MICROELECTRONICS, INC.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                   1996   1995
                                                                  ------ ------
   Pro forma net income.......................................... $6,489 $3,685
   Pro forma earnings per share.................................. $ 0.90 $ 0.60

 Warrants

  During the year ended December 31, 1996, 95,625 warrants to purchase shares of the Company's capital stock, which were originally granted prior to 1993, were exercised. At December 31, 1996, there were no other warrants outstanding.

8. OPERATIONS

  The Company operates in a single industry segment. The Company markets its products through its sales personnel, independent sales representatives, and distributors. The distribution of the Company's revenues as a percent of total net revenues is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1996      1995      1994
                                                     -------   -------   -------
   United States....................................      33%       49%       50%
   Export:
    Asia-Pacific Region.............................      58        44        39
    Europe..........................................       6         6        10
   Other............................................       3         1         1
                                                     -------   -------   -------
     Total export sales.............................      67        51        50
                                                     -------   -------   -------
                                                         100%      100%      100%
                                                     =======   =======   =======

  Sales through five domestic distributors accounted for 15%, 13%, and 15% of net revenues during the years ended December 31, 1996, 1995, and 1994, respectively. The Company's distributor in Taiwan accounted for approximately 20% and 15% of net revenues during the years ended December 31, 1996 and 1995, respectively. No other customer directly accounted for greater than 10% of net revenues.

                       BENCHMARQ MICROELECTRONICS, INC.

  The Company currently obtains substantially all of its semiconductor wafers for use in its products from Taiwan Semiconductor Manufacturing Company
(TSMC). The Company expects to remain dependent on TSMC for substantially all of its wafer capacity for the foreseeable future. In May 1996, the Company entered into an Option Agreement with TSMC (the Option Agreement). Pursuant to the Option Agreement, the Company has committed to purchase and TSMC has committed to provide specified quantities of wafers at prevailing market prices during the years 1997 through 2000. Additionally, the Company has an option to purchase and TSMC has committed to provide certain additional wafers (the Option Wafers) to be purchased during the years 1997 through 2000. The Company has agreed to pay $5,880,000 as an advance payment for the Option Wafers TSMC has committed to provide during the term of the Option Agreement, of which $2,500,000 was paid in May 1996. The Company issued a promissory note due March 31, 1997, for the remaining $3,380,000. The advanced payment will be credited at specified amounts upon purchase of the Option Wafers or will be forfeited if such wafers are not purchased in a given year.

9. EMPLOYEE BENEFIT PLANS

 Employee Savings Plan

  During 1992, the Company established a 401(k) Employee Savings Plan (the 401(k) Plan) covering all of its employees who have completed six months of service. The purpose of the 401(k) Plan is to provide employees with additional financial security during retirement by providing employees with a means of making regular tax-deferred, voluntary contributions to the 401(k) Plan. Company contributions to the 401(k) Plan are discretionary. During the years ended December 31, 1996, 1995, and 1994, the Company made discretionary matching contributions to the 401(k) Plan totaling $55,374, $42,297, and $40,819, respectively.

 1995 Bonus Plan

  In June 1995, the Company's Board of Directors approved the 1995 Bonus Plan (the Bonus Plan) effective July1, 1995. The Bonus Plan is applicable to the Company's executive officers and certain other key employees and provides incentive toward the achievement of business objectives and goals. The Company's Bonus Plan consists of three components: (i) annual salary increases consistent with industry practices; (ii) cash bonuses for Company and specific area of responsibility performance; and (iii) stock option grants rewarding long-term Company performance. The cash bonus portion of the Bonus Plan is not allowed to exceed 7% of pre-tax income before cash bonuses, profit sharing, and 401(k) Plan matching contributions. At December 31, 1996, $506,825 was accrued for cash bonuses under the Bonus Plan. During 1995, no bonuses were awarded under the Bonus Plan. However, $257,000 was accrued for discretionary bonuses that were paid to employees during 1996.

 Profit Sharing Program

  In June 1995, the Company's Board of Directors approved a Profit Sharing Program (PSP) effective as of July1, 1995. The PSP is designed to provide financial incentive and reward to all full-time regular employees for excellent performance by the Company. To be eligible, a full-time regular employee must be in continuous employment with the Company from the first to the last day of the fiscal quarter. Profit sharing bonuses are paid quarterly if the Company achieves a goal of 12% pre-tax return on sales for a given fiscal quarter. Pre-tax return on sales is defined as pre-tax income before cash bonuses, profit sharing, and 401(k) Plan matching contributions (PTIB) divided by net revenues.

  Upon achievement of the 12% pre-tax return on sales, a profit sharing bonus pool will be funded with up to 3.5% of the PTIB for that quarter, which will be distributed to employees pursuant to a formula specified in the PSP. In addition, upon achievement of the 12% pre-tax return on sales goal for a fiscal year, the PSP authorizes the Compensation Committee of the Board of Directors to, at its discretion, fund a 401(k) matching contribution

                       BENCHMARQ MICROELECTRONICS, INC.

pool of up to 2.5% of PTIB. Discretionary matching contributions, if any, will be made annually. During 1996 and 1995, $246,290 and $-0-, respectively, were charged to expense for bonuses under the PSP.

10. SUBSEQUENT EVENT

  BENCHMARQ has filed a declaratory judgment action against Dallas Semiconductor Corporation ("DSC") to resolve certain allegations of patent infringement asserted against BENCHMARQ by DSC. BENCHMARQ filed its action against DSC in the United States District Court for the Eastern District of Texas, Sherman Division. BENCHMARQ had previously sought declaratory relief in a similar action which was dismissed on June 25, 1996, based on DSC's assurance to the court that it had not charged BENCHMARQ with patent infringement. The parties failed to reach agreement in subsequent negotiations. Since the filing of the suit by BENCHMARQ in Sherman, Texas, DSC filed a lawsuit against BENCHMARQ in February 1997 in the United States District Court for the Northern District of Texas, Dallas Division, alleging infringement of some of the same patents at issue in the Sherman litigation. The Company is confident that it has not violated any of the patents asserted by DSC and intends to vigorously pursue its case in the Sherman court. However, due to the uncertainties associated with any litigation, the ultimate outcome cannot presently be determined.


11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                              THREE MONTHS ENDED
                                 ---------------------------------------------
                                 MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                   1996      1996       1996          1996
                                 --------- -------- ------------- ------------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues....................  $8,475    $9,068     $10,519      $12,091
Gross margin....................   3,421     3,988       4,841        6,083
Income before provision for in-
 come taxes.....................   1,125     1,358       2,079        2,731
Net income......................   1,057     1,259       2,106        2,640
Earnings per common and common
 equivalent share...............  $ 0.15    $ 0.17     $  0.29      $  0.35
                                              THREE MONTHS ENDED
                                 ---------------------------------------------
                                 MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                   1995      1995       1995          1995
                                 --------- -------- ------------- ------------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues....................  $6,688    $7,150     $ 7,229      $ 8,148
Gross margin....................   2,988     3,155       2,985        3,215
Income before provision for in-
 come taxes.....................   1,061     1,130         896          985
Net income......................     979     1,042         831          950
Earnings per common and common
 equivalent share...............  $ 0.15    $ 0.17     $  0.14      $  0.15

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
BENCHMARQ Microelectronics, Inc.

  We have audited the accompanying balance sheets of BENCHMARQ Microelectronics, Inc. (the Company), as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 27, 1997 except for Note 10, as to which the date is February 18, 1997, (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Dallas, Texas
January 27, 1997

                        BENCHMARQ MICROELECTRONICS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                            ADDITIONS
                                 BALANCE AT CHARGED TO                BALANCE
                                 BEGINNING  COSTS AND                AT END OF
          DESCRIPTION             OF YEAR    EXPENSES  DEDUCTIONS(1)   YEAR
          -----------            ---------- ---------- ------------- ---------
Year ended December 31, 1996:
  Deducted from asset accounts--
    Allowance for doubtful
     accounts and
     estimated returns..........  $179,923   $450,629    $242,081    $388,471
                                  ========   ========    ========    ========
Year ended December 31, 1995:
  Deducted from asset accounts--
    Allowance for doubtful
     accounts and
     estimated returns..........  $ 10,085   $322,898    $153,060    $179,923
                                  ========   ========    ========    ========
Year ended December 31, 1994:
  Deducted from asset accounts--
    Allowance for doubtful
     accounts and
     estimated returns..........  $  5,836   $ 96,031    $ 91,782    $ 10,085
                                  ========   ========    ========    ========

--------
(1) Activity includes uncollectible accounts written off, net of recoveries and product returns.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: February 26, 1997

                                          BENCHMARQ Microelectronics, Inc.


                                          By:    /s/ Derrell C. Coker
                                             ----------------------------------
                                                     DERRELL C. COKER
                                               DIRECTOR, PRESIDENT AND CHIEF
                                                     EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----

        /s/ Derrell C. Coker           Director, President       February 26,
-------------------------------------   and Chief Executive          1997
          DERRELL C. COKER              Officer (Principal
                                        Executive Officer)

       /s/ Reginald B. McHone          Vice President-           February 26,
-------------------------------------   Finance and                  1997
         REGINALD B. MCHONE             Administration and
                                        Chief Financial
                                        Officer (Principal
                                        Financial and
                                        Accounting Officer)

           /s/ L.J. Sevin              Chairman of the           February 26,
-------------------------------------   Board                        1997
             L.J. SEVIN

           /s/ Berry Cash              Director                  February 26,
-------------------------------------                                1997
             BERRY CASH

        /s/ Dietrich Erdmann           Director                  February 26,
-------------------------------------                                1997
          DIETRICH ERDMANN

         /s/ Charles Phipps            Director                  February 26,
-------------------------------------                                1997
           CHARLES PHIPPS

          /s/ Jack S. Kilby            Director                  February 26,
-------------------------------------                                1997
            JACK S. KILBY

                                 EXHIBIT INDEX

EXHIBIT NUMBER AND DESCRIPTION

     (3) Articles of incorporation and bylaws

   3.1  Seventh Amended and Restated Certificate of Incorporation of the
        Company(2)

   3.2  Bylaws of the Company(2)

     (4) Instruments defining the rights of security holders, including debentures

    4.1  Specimen Common Stock certificate(4)

      (10) Material contracts

  10.1 Development and Technology License Agreement dated as of March 11, 1994, by and between the Company and Acer Laboratories, Inc. (confidential treatment has been granted with respect to portions of this Exhibit)(2)

  10.2 Joint Development Agreement dated as of October 14, 1993, by and between the Company and OPTi, Inc. (confidential treatment has been granted with respect to portions of this Exhibit)(2)

  10.3 Wafer Purchase Agreement dated as of October 14, 1993, by and between the Company and OPTi, Inc.(2)

  10.4 Development Agreement dated as of April 17, 1995, by and between the Company and SANYO Energy (USA) Corporation (confidential treatment has been granted with respect to portions of this Exhibit)(2)

  10.5 Resolution Agreement dated as of May 22, 1995, by and between the Company and SGS-Thomson Microelectronics, Inc. (confidential treatment has been granted with respect to portions of this Exhibit)(2)

  10.6 Microcontroller Contract dated as of February 4, 1994, by and between the Company and SGS-Thomson Microelectronics, Inc.(2)

  10.7 Joint Development Agreement dated as of September 22, 1993, by and between the Company and SGS-Thomson Microelectronics, Inc.(2)

  10.8 Patent License Agreement dated as of January 14, 1992, by and between the Company and SGS-Thomson Microelectronics, Inc.(2)

  10.9 Distribution Agreement dated as of February 1, 1991, by and between the Company and Prospect Technology Corporation.(2)

  10.10 Master Equipment Lease dated as of April 23, 1992, by and between the Company and BancBoston Leasing Inc.(2)

  10.11 Sublease Agreement dated as of February 23, 1995, by and between the Company and CONVEX Computer Corporation(2)

  10.12 Lease Agreement dated as of June 26, 1995, by and between the Company and Kancro, L.P.(2)

  10.13 Form of Indemnity Agreement entered into with directors and certain officers of the Company(2)

 *10.14 BENCHMARQ Microelectronics, Inc. 1989 Stock Option Plan (Amended and
        Restated as of April 1, 1996)(6)

 *10.15 BENCHMARQ Microelectronics, Inc. 1995 Flexible Stock Option Plan
        (Amended and Restated as of September 18, 1996)(6)

 *10.16 1995 BENCHMARQ Microelectronics, Inc. Bonus Plan (Amended and Restated as of April 1, 1996)(6)

 *10.17 BENCHMARQ Microelectronics, Inc. Profit Sharing Program (Amended and
        Restated as of September 18, 1996)(6)

  10.18 Wafer Supply Agreement dated as of September 25, 1995, by and between the Company and Sanyo Electric Co., Ltd. (confidential treatment has been granted with respect to portions of this Exhibit)(3)
  10.19 Warrant Agreement to Purchase Shares of the Series D Preferred Stock of BENCHMARQ Microelectronics, Inc., dated as of April 28, 1992, and Amendment to Warrant Agreement(5)
  10.20 Warrant to Purchase Shares of the Series E Preferred Stock of BENCHMARQ Microelectronics, Inc., dated December 10, 1992, held by L. J. Sevin Benevolent Fund, and First Amendment thereto(5)
  10.21 Warrant to Purchase Shares of the Series E Preferred Stock of BENCHMARQ Microelectronics, Inc., dated December 10, 1992, held by Mary Berryman Cash 1992 Grandchildren's Trust, and First Amendment thereto(5)
  10.22 Series F Preferred Stock Purchase Agreement dated as of September 30, 1993 by and among the Company and other parties signatory thereto(8)
  10.23 Second Amendment and Restatement of Riders Nos. 1 and 2 to the Master Equipment Lease dated as of April 23, 1992, by and between the Company and BancBoston Leasing Inc.(8)
  10.24 Form of Underwriting Agreement between the Company and Needham & Company, Inc., as representative of the several underwriters of the Company's initial public offering(4)
  10.25 Option Agreement between Taiwan Semiconductor Manufacturing Co., Ltd. and the Company dated as of May 31, 1996 (confidential treatment has been requested by the company for portions of this agreement.)(7)
  10.26 Wafer Production Agreement between Taiwan Semiconductor Co., Ltd. and the Company dated as of July 30, 1996 (confidential treatment has been requested by the company for portions of this agreement.)(7)
  10.27 Rider No. 1 to the Second Amendment and Restatement of Riders Nos. 1 and 2 to the Master Equipment Lease dated as of April 23, 1992, by and between the Company and Banc Boston Leasing Inc.(1)

    (11) Statement regarding computation of per share earnings

  11.1  Computation of Earnings Per Share(1)

    (23) Consent of experts and counsel

  23.1  Consent of Ernst & Young LLP(1)

    (27) Financial Data Schedule(1)
--------
(1) Filed herewith
(2) Previously filed with the Company's Registration Statement on Form S-1 (Registration No. 33-96896) filed with the Securities and Exchange Commission on September 13, 1995 and incorporated herein by reference.
(3) Previously filed with Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 6, 1995 and incorporated herein by reference.
(4) Previously filed with Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 8, 1995 and incorporated herein by reference.
(5) Previously filed with Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 16, 1996 and incorporated herein by reference.
(6) Previously filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 filed with the Securities and Exchange Commission on November 14, 1996 and incorporated herein by reference.
(7) Previously filed with the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 1996 filed with the Securities and Exchange Commission on November 21, 1996 and incorporated herein by reference.
(8) Previously filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1995 filed with the Securities and Exchange Commission on February 20, 1996 and incorporated herein by reference.
*Management Compensatory Plan