Form 10-Q
period 1997-03-31
BENCHMARQ MICROELECTRONICS INC
filed 1997-05-06
CIK 872918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-Q

                                  (MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                YES   X                    NO
                    -----                     ------

As of May 5, 1997, there were 6,847,117 shares of the registrant's common stock outstanding.

                              CAUTIONARY STATEMENT

The Company wishes to caution readers that the following important factors, in addition to others noted throughout this Form 10-Q, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for the second quarter of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company, including, without limitation, statements made regarding future product sales contained in Part I, Item 2, in the section entitled "Overview", gross margins and improved market opportunities contained in Part I,
----------
Item 2, in the section entitled "Results of Operations-Gross Margin", research
                                ------------------------------------
and development expenses contained in Part I, Item 2, in the section entitled "Results of Operations-Research and Development", selling, general and
------------------------------------------------
administrative expenses contained in Part I, Item 2, in the section entitled "Results of Operations-Selling, General and Administrative", capital
-----------------------------------------------------------
expenditures and cash requirements contained in Part I, Item 2, in the section entitled "Liquidity and Capital Resources", and comments regarding litigation
         ---------------------------------
contained in Part II, Item 1, in the section entitled "Litigation" and Note 5 to
                                                      ------------
"Notes to Financial Statements":
-------------------------------

  -- an accelerated decline in the average selling prices for the Company's battery management products, NVSRAM (as defined herein) products and RTC (as defined herein) products;

  -- insufficient expansion of the Company's production capacity to meet the sales demand for battery management products;

  -- slower or declining acceptance of battery management products, NVSRAM products or RTC products;

  -- increases in the prices of materials and components, especially, wafers, SRAMs (as defined herein) and batteries;

  -- timing or delay of new product introductions by the Company or its competitors;

  --  loss of key personnel;

  --  excess production capacity;

  -- inability to achieve acceptable margins on the non-proprietary components included in certain NVSRAM, RTC and battery management products;

  --  timing and size of significant orders;

  -- inability to utilize wafer capacity committed to under the terms of the Option Agreement with Taiwan Semiconductor Manufacturing Co., Ltd.;

  --  changes in product  mix;

  --  advances in technologies;

  -- growth of selling, general and administrative expense at a rate faster than that of sales and revenues;

  --  adverse rulings in patent infringement and product liability litigation;

  --  labor disputes; and

  --  failure to comply with government regulations.


In addition, the Company refers readers to the discussion of certain risk factors pertaining to the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and in the Company's Registration Statement on Form S-1 (Registration No. 33-06896) filed with the Securities and Exchange Commission on September 13, 1995.

                        BENCHMARQ MICROELECTRONICS, INC.
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                               Page
                                                                             ----
Item 1. Financial Statements

        Balance Sheets at March 31, 1997 (unaudited) and December 31, 1996...  4

        Statements of Income for the Three Months Ended March 31, 1997
          and 1996 (unaudited)...............................................  5

        Statements of Cash Flows for the Three Months
          Ended March 31, 1997 and 1996 (unaudited)..........................  6

        Notes to Financial Statements (unaudited)............................  7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations........................  9

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 14

Item 4. Submission of Matters to a Vote of Security Holders.................. 14

Item 6. Exhibits and Reports on Form 8-K..................................... 15

Signatures................................................................... 16

                        BENCHMARQ MICROELECTRONICS, INC.
                                 BALANCE SHEETS

                                                               MARCH 31,          DECEMBER 31,
                                                                 1997                1996
                                                           ----------------      ---------------
                                                              (UNAUDITED)
                   ASSETS
Current assets:
 Cash and cash equivalents..........................           $ 2,258,127          $ 2,575,350
 Short-term investments.............................            12,283,828           12,878,526
 Receivables, net of allowance for doubtful accounts
   and estimated returns of $191,041 and $388,471
   at March 31, 1997 and December 31, 1996..........             5,525,566            4,410,448
 Inventories........................................             4,087,630            4,035,175
 Deferred income tax assets.........................               175,978              660,095
 Prepaid expenses...................................             1,128,584              354,978
                                                               -----------          -----------
     Total current assets...........................            25,459,713           24,914,572
Property and equipment, at cost:
 Furniture and fixtures.............................             1,086,075              810,553
 Equipment..........................................             4,128,301            3,976,191
 Computer software..................................               522,987              520,809
                                                               -----------          -----------
                                                                 5,737,363            5,307,553
 Accumulated depreciation...........................             3,080,051            2,806,832
                                                               -----------          -----------
                                                                 2,657,312            2,500,721
Equipment under capital lease obligations...........             4,357,540            4,274,173
 Accumulated amortization...........................             1,284,495            1,067,143
                                                               -----------          -----------
                                                                 3,073,045            3,207,030
Prepayment for product purchases....................             5,040,000            5,880,000
Noncurrent deferred income tax and other assets.....               106,014              306,784
                                                               -----------          -----------
     Total assets...................................           $36,336,084          $36,809,107
                                                               ===========          ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................           $ 1,970,117          $ 1,852,516
 Note payable.......................................             1,380,000            3,380,000
 Payroll and related benefits.......................               341,693              618,154
 Other accrued liabilities..........................             1,154,394              837,223
 Deferred income on shipments to distributors.......             1,220,556            1,219,800
 Current obligations under capital leases...........             1,276,364            1,311,905
                                                               -----------          -----------
     Total current liabilities......................             7,343,124            9,219,598
Obligations under capital leases, less
  current obligations...............................             1,022,799            1,259,927
Stockholders' equity................................
 Common stock, $ .001 par value, 50,000,000 shares
  authorized; 6,869,539 and 6,841,808 shares issued
  at March 31, 1997 and December 31, 1996,
  respectively......................................                 6,870                6,842
 Additional paid-in capital.........................            24,968,278           24,932,678
 Retained earnings..................................             3,035,350            1,392,162
 Net unrealized gain (loss) on short-term
   investments,.....................................               (27,537)              10,700
 Treasury stock, 64,000 common shares, at cost......               (12,800)             (12,800)
                                                               -----------          -----------
     Total stockholders' equity.....................            27,970,161           26,329,582
                                                               -----------          -----------
     Total liabilities and stockholders' equity.....           $36,336,084          $36,809,107
                                                               ===========          ===========


                             See Accompanying Notes

                        BENCHMARQ MICROELECTRONICS, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                  1997         1996
                                              ------------  -----------

  Net revenues..............................  $11,712,148   $8,475,115
  Cost of sales.............................    5,813,580    5,054,125
                                              -----------   ----------
  Gross margin..............................    5,898,568    3,420,990
  Operating expenses:
     Research and development...............      815,514      590,435
     Selling, general, and administrative...    2,645,636    1,819,321
                                              -----------   ----------
     Total operating expenses...............    3,461,150    2,409,756
                                              -----------   ----------
  Income from operations....................    2,437,418    1,011,234
  Other income (expense):
     Interest income........................      187,364      171,861
     Interest expense.......................      (52,368)     (42,928)
     Other..................................       (5,226)     (15,167)
                                              -----------   ----------
  Income before provision for income taxes..    2,567,188    1,125,000
  Income tax provision......................      924,000       67,500
                                              -----------   ----------
  Net income................................  $ 1,643,188   $1,057,500
                                              ===========   ==========

  Net income per common and
     common equivalent share................        $0.21        $0.15
                                              ===========   ==========

  Shares used in computing net income per
     common and common equivalent share.....    7,672,358    7,225,063
                                              ===========   ==========


                            See Accompanying Notes

                       BENCHMARQ MICROELECTRONICS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              1997             1996
                                                                        ---------------   -------------
  Operating Activities:
  Net income.......................................................        $  1,643,188   $  1,057,500
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.................................             494,741        344,963
     Loss on disposition of fixed assets...........................               5,226         15,167
     Deferred income taxes.........................................             649,821              -

     Changes in operating assets and liabilities:
        Receivables................................................          (1,115,118)       (85,260)
        Inventories................................................             (52,455)      (741,426)
        Prepaid expenses and other assets..........................             101,460        (70,080)
        Accounts payable...........................................             117,601        (47,037)
        Income taxes payable.......................................             144,729         12,497
        Deferred income on shipments to distributors...............                 756         60,734
        Accrued liabilities........................................            (104,019)      (149,496)
                                                                           ------------   ------------
  Net cash provided by operating activities........................           1,885,930        397,562

  Investing Activities:
  Prepayment for product purchases.................................          (2,000,000)             -
  Investment in short-term investments.............................         (15,662,324)   (14,421,570)
  Maturities of short-term investments.............................          16,218,785      2,986,254
  Capital expenditures.............................................            (439,205)      (222,430)
                                                                           ------------   ------------
  Net cash used by investing activities............................          (1,882,744)   (11,657,746)
  Financing Activities:
  Proceeds from issuance of common stock upon exercise of options..              35,628         21,836
  Proceeds from issuance of common stock, net of offering costs....                   -        584,384
  Principal payments under capital lease obligations...............            (356,037)      (331,089)
                                                                           ------------   ------------
  Net cash provided (used) by financing activities.................            (320,409)       275,131
                                                                           ------------   ------------
  Net change in cash and cash equivalents..........................            (317,223)   (10,985,053)
  Cash and cash equivalents at beginning of period.................           2,575,350     12,653,260
                                                                           ------------   ------------
  Cash and cash equivalents at end of period.......................        $  2,258,127   $  1,668,207
                                                                           ============   ============
  Supplemental Cash Flows Information:
     Cash paid for interest........................................        $     52,368   $     42,928
                                                                           ============   ============
     Cash paid for income taxes....................................        $    129,450   $     55,003
                                                                           ============   ============

                            See Accompanying Notes

                       BENCHMARQ MICROELECTRONICS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)

1. INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared by BENCHMARQ Microelectronics, Inc. (the "Company" or "BENCHMARQ") in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim period presented have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and the footnotes thereto included in the BENCHMARQ Microelectronics, Inc. annual report on Form 10-K for the year ended December 31, 1996.

2. NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per share amounts are computed using the weighted average number of common and common equivalent shares. For the three month period ended March 31, 1997, common equivalent shares consisted of stock options (using the treasury stock method). For the three month period ended March 31, 1996, common equivalent shares consisted of stock options and warrants (using the treasury stock method).

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary or "basic" earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary or "basic" earnings per share for the first quarter ended March 31, 1997 and 1996 of $0.03 and $0.01 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted or "diluted" earnings per share for these quarters is not expected to be material.

3. INVENTORIES

     Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market.

     Inventories, net, consist of the following:

                                               MARCH 31,   DECEMBER 31,
                                                  1997         1996
                                               ----------  ------------
Finished goods...............................  $1,651,550    $1,737,739
Work-in-process..............................   1,315,180     1,145,276
Raw materials................................   1,120,900     1,152,160
                                               ----------    ----------
                                               $4,087,630    $4,035,175
                                               ==========    ==========

                        BENCHMARQ MICROELECTRONICS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1997
                                 (UNAUDITED)

4. COMMITMENTS

     The Company currently obtains substantially all of its semiconductor wafers for use in its products from Taiwan Semiconductor Manufacturing Company ("TSMC"). The Company expects to remain dependent on TSMC for substantially all of its wafer capacity for the foreseeable future. In May 1996, the Company entered into an Option Agreement with TSMC (the "Option Agreement"). Pursuant to the Option Agreement, the Company has committed to purchase and TSMC has committed to provide specified quantities of wafers at prevailing market prices during the years 1997 through 2000. Additionally, the Company has an option to purchase and TSMC has committed to provide certain additional wafers (the "Option Wafers") to be purchased during the years 1997 through 2000. The Company has agreed to pay $5,880,000 as an advance payment for the Option Wafers TSMC has committed to provide during the term of the Option agreement, of which $2,500,000 was paid in May 1996. The Company issued a promissory note due March 31, 1997, for the remaining $3,380,000. Effective March 31, 1997, the Company and TSMC amended the Option Agreement to incorporate the use by the Company of a proposed new TSMC manufacturing process and to reschedule until December 31, 1997, $1,380,000 of the note payable originally due on March 31, 1997. The Company paid $2,000,000 as scheduled on March 31, 1997. The advanced payment will be credited at specified amounts upon purchase of the Option Wafers or will be forfeited if such wafers are not purchased in a given year. Additionally, the Company has reclassed to prepaid expenses the portion of the advanced payment for Option Wafers that it believes it will benefit from in 1997.

5. CONTINGENCY

     BENCHMARQ filed a declaratory judgment action against Dallas Semiconductor Corporation ("DSC") in January 1997 to resolve certain allegations of patent infringement asserted against BENCHMARQ by DSC. BENCHMARQ filed its action against DSC in the United States District Court for the Eastern District of Texas, Sherman Division. BENCHMARQ had previously sought declaratory relief in a similar action filed in December 1995 which was dismissed on June 25, 1996, based on DSC's assurance to the court that it had not charged BENCHMARQ with patent infringement. The parties failed to reach agreement in subsequent negotiations. Since the filing of the suit by BENCHMARQ in January 1997 in Sherman, Texas, DSC filed a lawsuit against BENCHMARQ in February 1997 in the United States District Court for the Northern District of Texas, Dallas Division, alleging infringement of some of the same patents at issue in the Sherman litigation filed in December 1995 and January 1997 by the Company. The Company is confident that it has not violated any of the patents asserted by DSC and intends to vigorously pursue its case. However, due to the uncertainties associated with any litigation, the ultimate outcome cannot presently be determined.

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

     BENCHMARQ currently is directing the majority of its research and development efforts to the development of battery management products, which are its strategic focus. Currently, the Company's battery management product line is comprised of: ICs that measure and report the charge capacity of a rechargeable battery ("Gas Gauge ICs"); ICs that control battery charging ("Charger ICs"); and ICs that protect against excessive charging and discharging of Lithium Ion batteries. In addition, the Company's battery management product line includes modules that incorporate certain of the Company's battery management ICs. The Company's primary objective is to continue to grow sales of battery management products, which have been the Company's largest revenue product line for the last six consecutive quarters, to a more dominant position within the Company's revenue structure. Ongoing efforts to develop NVSRAM and RTC products have been selective and relatively modest. The Company believes that its revenues from RTC products and NVSRAM products will not increase materially over the long-term and may decline due to competitive pressure. Accordingly, the Company expects that favorable future operating results will be substantially dependent upon its ability to expand sales of battery management products. There can be no assurance that the Company will be successful in substantially increasing sales of battery management products, or that sales of RTC products or NVSRAM products will not decline more rapidly than anticipated.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997, Compared with Three Months Ended March 31,
1996

     Net Revenues. Total net revenues in first quarter 1997 were approximately $11.7 million, a 38% increase over the same period in 1996. This increase was due principally to increased unit sales of Gas Gauge ICs into the portable PC market, increased unit sales of Charger IC devices, which are typically sold into mobile communications, consumer, power tool and portable computer applications, and increased unit sales of high density NVSRAM modules into the networking and telecommunication markets. Battery management revenue growth from first quarter 1996 was split evenly between Gas Gauge ICs and Charger ICs and represented a majority of the Company's total revenue growth from first quarter 1996. NVSRAM revenues, which benefited from relatively strong sales by the Company's domestic distributors and expanded demand from international customers, represented 48% of the Company's year-over-year total net revenue growth. Revenues from sales of PC real-time-clocks declined in first quarter 1997 as compared with the same period in 1996.

     The Company's total net revenues for the first quarter of 1997 declined 3% from the fourth quarter of 1996. Revenues from sales of NVSRAM products increased as compared to the fourth quarter of 1996, primarily for the same reasons as when compared to the first quarter of 1996. Revenues from sales of Gas Gauge IC's decreased from the fourth quarter of 1996, as expected, due primarily to the "platform transition" taking place in the notebook PC market caused in part by Intel's introduction of its advanced performance MMX(TM) processor. However, revenues from Charger ICs increased 7% from the fourth quarter of 1996 due in part to demand from mobile communications and portable consumer applications. Based on current market indications, the Company believes that the platform changes should result in increased battery management (Gas Gauge) opportunities beginning in the second quarter of 1997.

     Revenues from sales of battery management products comprised 40% of the Company's total net revenues in the first quarter of 1997, down from 45% in the fourth quarter of 1996. This change reflects both the impact that slowed demand from the notebook PC market had on battery management revenues and the increase in sales of high density NVSRAM modules. Within the battery management product line, Gas Gauge IC revenues continued to represent the largest source of battery management revenues.

     Average selling prices for battery management products were down slightly compared with the fourth quarter of 1996. Certain individual NVSRAM product average selling prices trended down from the fourth quarter of 1996. However, overall average selling prices for the NVSRAM product line increased versus the fourth quarter of 1996 due to the increased number of higher density units included in the sales mix. The average selling prices for individual RTC products were essentially flat compared with the preceding quarter. Although first quarter was not significantly impacted, there are signs that RTC pricing competition is likely to increase. This is most evident in the RTC module products.

     Revenue generated from RTC royalties and other miscellaneous sources was 1.0% of total revenue in first quarter 1997, compared with 1.8% in first quarter 1996.

     The following table sets forth (for the periods indicated) the amount (in thousands) and percentage of total net revenues by type of product:

                                THREE MONTHS ENDED MARCH 31,
                               -------------------------------
                                    1997             1996
                               ---------------  --------------

Battery Management Products    $ 4,731   40.4%  $3,063   36.1%
NVSRAM Products                  4,170   35.6    2,619   30.9
RTC Products                     2,699   23.0    2,644   31.2
RTC Royalties/Other                112    1.0      149    1.8
                               -------  -----   ------  -----
Total Net Revenue              $11,712  100.0%  $8,475  100.0%
                               =======  =====   ======  =====

     The Company's revenues from international customers accounted for approximately $7.4 million, or 63% of total net revenues, for the quarter ended March 31, 1997, compared to $5.2 million, or 62% of total net revenues, for the comparable period in 1996. During the first quarter of 1997, approximately 49% of the Company's total net revenues was derived from customers in the Asia-Pacific region. The Company's distributor in Taiwan accounted for approximately $1.9 million, or 16%, of the Company's total net revenues in the first quarter of 1997. No other customer directly accounted for greater than 10% of the total net revenues.

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

     Gross Margin. The Company's gross margin represented 50% of total net revenues for the three month period ended March 31, 1997 and 40% for the comparable period in 1996. Gross margin increased approximately $2,478,000, or 72%, to approximately $5.9 million for the first quarter of 1997, compared to $3.4 million in the first quarter of 1996. The improvement in gross margin as a percentage of revenues as compared to the first quarter of 1996 was due to a strong mix of battery management and high density NVSRAM product sales, relatively moderate pressure on average selling prices and reductions in certain product costs.

     The Company expects that average selling prices, primarily with respect to its RTC and NVSRAM products will continue to decline. The Company believes that its ability to maintain its gross margin over the long-term will primarily require it to increase its sales of battery management products. There can be no assurance, however, that the Company will be able to achieve these objectives.

     Research and Development. The Company's research and development expense increased approximately 38% to $816,000 in the first quarter of 1997, compared to $590,000 in the first quarter of 1996. This increase was due primarily to increased staffing and development tooling. As a percentage of total net revenues, research and development expense was flat at approximately 7.0% in both the first quarter of 1997 and the first quarter of 1996.

     The Company intends to continue to make a significant investment in research and development, particularly with respect to battery management product opportunities, and believes that research and development expense will therefore increase in absolute dollars.

     Selling, General and Administrative. Selling, general and administrative expense increased approximately $826,000 to $2.6 million in the first quarter of 1997 as compared to the same period in 1996 in large part to support increased sales and marketing activities. Selling, general and administrative expense represented approximately 22.6% and 21.5% of total net revenues in the first quarter of 1997 and 1996, respectively. Selling, general and administrative expense in absolute dollars is expected to continue to increase as the Company expands its business.

     Other Income (Expense). Other income (expense), consists primarily of interest earned on short-term investments, net of interest expense on capital lease obligations. In first quarter 1997, the Company realized net other income of approximately $130,000, compared to $114,000 in first quarter 1996. This improvement primarily reflects higher average balances of invested funds.

     Provision for Income Taxes. The Company generated pre-tax income during the first quarter of 1997 and 1996. The Company employed an effective tax rate of 36% and recorded a provision for income tax of $924,000 in the first of quarter 1997. The pre-tax income generated during the first quarter of 1996 was substantially offset by net operating loss carryforwards from prior operating periods. A provision for income tax of $67,500 was recorded in the first quarter of 1996, consisting of alternative minimum tax and state income tax.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital needs are to finance accounts receivable, inventories and additions of capital assets. Approximately $1.9 million of cash was generated by operating activities during the three-month period ended March 31, 1997 as compared to $398,000 in the comparable period in 1996.

     Net cash used in investing activities of approximately $1.9 million during the three-month period ended March 31, 1997 was attributable primarily to the $2.0 million prepayment for certain quantities of wafers pursuant to the Option Agreement under which TSMC is committed to supply and the Company is committed to purchase wafers. In addition, approximately $439,000 was used for capital expenditures consisting in large part of assembly and engineering equipment and office expansion. Finally, approximately $556,000 was provided by net maturities of marketable securities. Comparatively, net cash used in investing activities during the three-month period ended March 31, 1996 amounted to approximately $11.7 million and consisted primarily of the investment of much of the Company's cash equivalents into short-term investments to improve interest income and, to a lessor extent, capital expenditures for assembly and test expansion.

     Financing activities have consisted primarily of the issuance of equity and payments made pursuant to capital lease obligations. Financing activities used cash during the three-month period ended March 31, 1997 of approximately $320,000, which consisted of proceeds of approximately $36,000 from issuances of stock and payments of approximately $356,000 under capital lease obligations. During the comparable three-month period ended March 31, 1996, financing activities provided net cash of approximately $275,000, primarily due to issuances of stock to the underwriters of the Company's IPO to cover over-allotments and partially offset by payments under capital lease obligations.

     The Company's principal sources of liquidity are cash generated from operations as well as cash and cash equivalents and short-term investments of approximately $14.5 million at March 31, 1997. The Company's short-term investments are primarily in government debt securities and corporate debt securities. In addition, the Company has a lease line of credit with BancBoston Leasing, Inc. During the three month period ended March 31, 1997, the Company used approximately $83,000 of credit under its outstanding lease line for additions of test equipment. As of April 30, 1997, approximately $1.0 million was available under the lease line for additional acquisitions of equipment. However, as of such date, equipment purchase orders totaling approximately $119,000 were outstanding against the available lease line of credit.

     The Company anticipates capital asset additions to range between $2.5 million and $3.5 million for the remainder of 1997, a large part of which will be used to expand product test capacity for certain of its battery management products, a portion of which may be financed under the Company's lease line.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     BENCHMARQ filed a declaratory judgment action against Dallas Semiconductor Corporation ("DSC") in January 1997 to resolve certain allegations of patent infringement asserted against BENCHMARQ by DSC. BENCHMARQ filed its action against DSC in the United States District Court for the Eastern District of Texas, Sherman Division. BENCHMARQ had previously sought declaratory relief in a similar action filed in December 1995 which was dismissed on June 25, 1996, based on DSC's assurance to the court that it had not charged BENCHMARQ with patent infringement. The parties failed to reach agreement in subsequent negotiations. Since the filing of the suit by BENCHMARQ in January 1997 in Sherman, Texas, DSC filed a lawsuit against BENCHMARQ in February 1997 in the United States District Court for the Northern District of Texas, Dallas Division, alleging infringement of some of the same patents at issue in the Sherman litigation filed in December 1995 and January 1997 by the Company. In its lawsuit, DSC is seeking injunction against patent infringement, damages for lost profit (which may under certain circumstances be trebled), pre and post judgment interest and attorney's fees. To date DSC has not specified an amount of monetary damages to which it alleges it is entitled. The Company is confident that it has not violated any of the patents asserted by DSC and intends to vigorously pursue its case. However, due to the uncertainties associated with any litigation, the ultimate outcome cannot presently be determined.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of stockholders of BENCHMARQ was held in Richardson, Texas, at 9:30 a.m., local time, on April 16, 1997.

(b) Proxies were solicited by the Board of Directors of BENCHMARQ pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to the Board of Directors' nominees and all nominees were duly elected and, the proposal to approve certain amendments to the BENCHMARQ Microelectronics, Inc. 1995 Flexible Stock Option Plan was duly approved.

(c) As of March 3, 1997, the date of record, a total of 6,797,954 shares of BENCHMARQ common stock were outstanding and entitled to vote, of which 6,175,104 shares present in person or by proxy, representing approximately 91 percent, voted on the election of the Board of Directors' nominees. The results of the voting on the election of the Board of Directors' nominees were as follows:


                           Number of Shares            Number of Shares
                          Voting FOR Election       WITHHOLDING AUTHORITY
Nominee for Director          as Director      to Vote for Election as Director
------------------------  -------------------  --------------------------------
     Derrell C. Coker               6,163,284                            11,820
     L.J. Sevin                     6,163,284                            11,820
     Harvey B. Cash                 6,163,284                            11,820
     Dietrich Erdmann               4,981,244                         1,193,860
     Jack Kilby                     6,162,884                            12,220
     Charles H. Phipps              6,159,676                            15,428

     As of March 3, 1997, the date of record, a total of 6,797,954 shares of BENCHMARQ common stock were outstanding and entitled to vote, of which 5,417,201 shares present in person or by proxy, representing approximately 80 percent, voted on the proposal to approve certain amendments to the BENCHMARQ Microelectronics, Inc. 1995 Flexible Stock Option Plan. The results of the voting on the proposal to approve certain amendments to the BENCHMARQ Microelectronics, Inc. 1995 Flexible Stock Option Plan were as follows:


     Shares voted FOR        2,989,214

     Shares voted AGAINST    2,412,086

     Shares ABSTAINED           15,901

     BROKER NON-VOTES          757,903

(d)  Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON  FORM 8-K

(a)  Exhibits
     --------

  The exhibits filed as a part of this report are listed below.

  Exhibit No.      Description
  -----------      -----------

     10.1 Amendment to Option Agreement between Taiwan Semiconductor Manufacturing Co., Ltd. and BENCHMARQ Microelectronics, Inc. (Confidential treatment has been requested by the Company for portions of this agreement.)

     10.2 BENCHMARQ Microelectronics, Inc. 1995 Flexible Stock Option Plan (Amended and Restated as of March 11, 1997)

     11            Statement Regarding Computation of Per Share Earnings

     27            Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                            BENCHMARQ MICROELECTRONICS, INC.


MAY 6, 1997                 /S/ DERRELL C. COKER
                            --------------------
                            DERRELL C. COKER
                            PRESIDENT AND
                            CHIEF EXECUTIVE OFFICER



MAY 6, 1997                 /S/ REGINALD B. MCHONE
                            ----------------------
                            REGINALD B. MCHONE
                            VICE PRESIDENT, FINANCE AND
                            ADMINISTRATION, CHIEF FINANCIAL
                            OFFICER (PRINCIPAL FINANCIAL AND
                            ACCOUNTING OFFICER) AND SECRETARY