Form 10-Q
period 1997-06-30
BENCHMARQ MICROELECTRONICS INC
filed 1997-08-05
CIK 872918

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

     YES      X                               NO
          ---------                               ---------

As of August 4, 1997, there were 6,876,652 shares of the registrant's common stock outstanding.

                             CAUTIONARY STATEMENT

     The Company wishes to caution readers that the following important factors, in addition to others noted throughout this Form 10-Q, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for the third quarter of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company, including, without limitation, statements made regarding wafer commitments in Note 4 of the "Notes to Financial Statements",
                                              -----------------------------
future product sales contained in Part I, Item 2, in the section entitled "Overview", gross margins and improved market opportunities contained in Part I,
 --------
Item 2, in the section entitled "Results of Operations-Gross Margin", research
                                 ----------------------------------
and development expenses contained in Part I, Item 2, in the section entitled "Results of Operations-Research and Development", selling, general and
 ----------------------------------------------
administrative expenses contained in Part I, Item 2, in the section entitled "Results of Operations-Selling, General and Administrative", capital
 ---------------------------------------------------------
expenditures and cash requirements contained in Part I, Item 2, in the section entitled "Liquidity and Capital Resources", and comments regarding litigation
          -------------------------------
contained in Part II, Item 1, in the section entitled "Litigation" and Note 5 to
                                                       ----------
"Notes to Financial Statements":
 -----------------------------

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

                       BENCHMARQ MICROELECTRONICS, INC.
                              INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at June 30, 1997 (unaudited) and
         December 31, 1996.................................................   4

         Consolidated Statements of Income for the Three and Six Months
         Ended June 30, 1997 and 1996 (unaudited)..........................   5

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30 1997 and 1996 (unaudited).................................   6

         Notes to Consolidated Financial Statements (unaudited)............   7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................   9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  15

Item 4.  Submission of Matters to a Vote of Security Holders...............  15

Item 6.  Exhibits and Reports on Form 8-K..................................  16

Signatures.................................................................  17

                        BENCHMARQ MICROELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                             JUNE 30,    DECEMBER 31,
                                                               1997          1996
                                                           --------------------------
                                                           (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents............................    $ 3,798,047    $ 2,575,350
  Short-term investments...............................     12,188,550     12,878,526
  Receivables, net of allowance for doubtful accounts
   and estimated returns of $97,347 and $388,471 at
   June 30, 1997 and December 31, 1996.................      5,502,208      4,410,448
  Inventories..........................................      3,655,870      4,035,175
  Deferred income tax assets...........................        466,504        660,095
  Prepaid expenses.....................................      1,006,402        354,978
                                                           --------------------------
     Total current assets..............................     26,617,581     24,914,572
Property and equipment, at cost:
  Furniture and fixtures...............................      1,098,620        810,553
  Equipment............................................      4,202,031      3,976,191
  Computer software....................................        517,134        520,809
                                                           --------------------------
                                                             5,817,785      5,307,553
  Accumulated depreciation.............................      3,228,826      2,806,832
                                                           --------------------------
                                                             2,588,959      2,500,721
Equipment under capital lease obligations..............      4,326,115      4,274,173
  Accumulated amortization.............................      1,438,692      1,067,143
                                                           --------------------------
                                                             2,887,423      3,207,030
Prepayment for product purchases.......................      5,040,000      5,880,000
Noncurrent deferred income tax and other assets........        252,199        306,784
                                                           --------------------------
     Total assets......................................    $37,386,162    $36,809,107
                                                           ==========================

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................    $ 1,664,427    $ 1,852,516
  Note payable.........................................      1,380,000      3,380,000
  Payroll and related benefits.........................        508,281        618,154
  Other accrued liabilities............................        719,627        837,223
  Deferred income on shipments to distributors.........      1,230,769      1,219,800
  Current obligations under capital leases.............      1,225,549      1,311,905
                                                           --------------------------
     Total current liabilities.........................      6,728,653      9,219,598
Obligations under capital leases, less current
 obligations...........................................        785,731      1,259,927
Stockholders' equity...................................
  Common stock, $ .001 par value, 50,000,000 shares
   authorized; 6,918,984 and 6,841,808 shares issued at
   June 30, 1997 and December 31, 1996, respectively...          6,919          6,842
  Additional paid-in capital...........................     25,106,973     24,932,678
  Retained earnings....................................      4,760,322      1,392,162
  Net unrealized gain on short-term investments,.......         10,364         10,700
  Treasury stock, 64,000 common shares, at cost........        (12,800)       (12,800)
                                                           --------------------------
     Total stockholders' equity........................     29,871,778     26,329,582
                                                           --------------------------
     Total liabilities and stockholders' equity........    $37,386,162    $36,809,107
                                                           ==========================


                            SEE ACCOMPANYING NOTES

                       BENCHMARQ MICROELECTRONICS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                1997          1996           1997          1996
                                           ---------------------------   -------------------------

Net revenues.............................. $11,457,461      $9,067,648   $23,169,609   $17,542,763
Cost of sales.............................   5,189,800       5,079,605    11,003,380    10,133,730
                                           ---------------------------   -------------------------
Gross margin..............................   6,267,661       3,988,043    12,166,229     7,409,033
Operating expenses:
  Research and development................     816,671         699,792     1,632,184     1,290,227
  Selling, general, and administrative....   2,809,284       2,026,631     5,454,921     3,845,952
                                           ---------------------------   -------------------------
  Total operating expenses................   3,625,955       2,726,423     7,087,105     5,136,179
                                           ---------------------------   -------------------------
Income from operations....................   2,641,706       1,261,620     5,079,124     2,272,854
Other income (expense):
  Interest income.........................     131,232         170,193       318,596       342,054
  Interest expense........................     (46,025)        (51,207)      (98,392)      (94,135)
  Other...................................     (31,641)        (22,832)      (36,868)      (37,999)
                                           ---------------------------   -------------------------
Income before provision for income taxes..   2,695,272       1,357,774     5,262,460     2,482,774
Provision for income taxes................     970,300          98,800     1,894,300       166,300
                                           ---------------------------   -------------------------
Net income................................ $ 1,724,972      $1,258,974   $ 3,368,160   $ 2,316,474
                                           ===========================   =========================

Net income per common and
   common equivalent share................       $0.22           $0.17         $0.44         $0.32
                                           ===========================   =========================

Shares used in computing net income per
   common and common equivalent share.....   7,666,912       7,358,842     7,673,318     7,292,154
                                           ===========================   =========================




                            SEE ACCOMPANYING NOTES.

                       BENCHMARQ MICROELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                            1997          1996
                                                                       ---------------------------
Operating Activities:
Net income.......................................................      $  3,368,160   $  2,316,474
Adjustments to reconcile net income to net cash provided by
     operating activities:
  Depreciation and amortization..................................           993,933        740,399
  Loss on disposition of fixed assets............................            36,868         37,999
  Deferred income taxes..........................................           258,121              -

  Changes in operating assets and liabilities:
     Receivables.................................................        (1,091,760)       223,334
     Inventories.................................................           379,305     (1,304,761)
     Prepaid expenses and other assets...........................           178,631         31,203
     Accounts payable............................................          (188,089)      (230,840)
     Income taxes payable........................................          (104,271)        67,697
     Deferred income on shipments to distributors................            10,969        555,916
     Accrued liabilities.........................................          (123,198)        24,033
                                                                       ---------------------------
Net cash provided by operating activities........................         3,718,669      2,461,454

Investing Activities:
Prepayment for product purchases.................................        (2,000,000)    (2,500,000)
Investment in short-term investments.............................       (34,599,085)   (20,023,985)
Maturities of short-term investments.............................        35,288,725     10,311,089
Capital expenditures.............................................          (641,064)      (697,401)
                                                                       ---------------------------
Net cash used by investing activities............................        (1,951,424)   (12,910,297)
Financing Activities:
Proceeds from issuance of common stock upon exercise of options..           174,372         53,076
Proceeds from issuance of common stock, net of offering costs....                 -        584,384
Principal payments under capital lease obligations...............          (718,920)      (641,946)
                                                                       ---------------------------
Net cash used by financing activities............................          (544,548)        (4,486)
                                                                       ---------------------------
Net change in cash and cash equivalents..........................         1,222,697    (10,453,329)
Cash and cash equivalents at beginning of period.................         2,575,350     12,653,260
                                                                       ---------------------------
Cash and cash equivalents at end of period.......................      $  3,798,047   $  2,199,931
                                                                       ===========================
Supplemental Cash Flows Information:
  Cash paid for interest.........................................      $     98,392   $     94,135
                                                                       ============   ============
  Cash paid for income taxes.....................................      $  1,740,450   $     98,603
                                                                       ============   ============

                            SEE ACCOMPANYING NOTES.

                        BENCHMARQ MICROELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1997
                                 (UNAUDITED)

1.   INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared by BENCHMARQ Microelectronics, Inc. (the "Company" or "BENCHMARQ") in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and the footnotes thereto included in the BENCHMARQ Microelectronics, Inc. annual report on Form 10-K for the year ended December 31, 1996.

2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per share amounts are computed using the weighted average number of common and common equivalent shares. For the three and six months ended June 30, 1997, common equivalent shares consisted of stock options (using the treasury stock method). For the three and six months ended June 30, 1996, common equivalent shares consisted of stock options and warrants (using the treasury stock method).

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary or "basic" earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary or "basic" earnings per share for the second quarter ended June 30, 1997 and 1996 of $0.03 and $0.02 per share, respectively. The impact is expected to result in an increase in basic earnings per share for the six months ended June 30, 1997 and 1996 of $0.05 and $0.03 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted or "diluted" earnings per share for these periods is not expected to be material.

3.   INVENTORIES

     Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market.

     Inventories, net, consist of the following:

                                                     JUNE 30,     DECEMBER 31,
                                                       1997          1996
                                                    ----------    ------------
Finished goods..................................    $1,745,438    $1,737,739
Work-in-process.................................     1,003,838     1,145,276
Raw materials...................................       906,594     1,152,160
                                                    ----------    ----------
                                                    $3,655,870    $4,035,175
                                                    ==========    ==========

                        BENCHMARQ MICROELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1997
                                 (UNAUDITED)

4.   COMMITMENTS

     The Company currently obtains substantially all of its semiconductor wafers for use in its products from Taiwan Semiconductor Manufacturing Company ("TSMC"). The Company expects to remain dependent on TSMC for substantially all of its wafer capacity for the foreseeable future. In May 1996, the Company entered into an Option Agreement with TSMC (the "Option Agreement"). Pursuant to the Option Agreement, the Company has committed to purchase and TSMC has committed to provide specified quantities of wafers at prevailing market prices during the years 1997 through 2000. Additionally, the Company has an option to purchase and TSMC has committed to provide certain additional wafers (the "Option Wafers") to be purchased during the years 1997 through 2000. The Company has agreed to pay $5,880,000 as an advance payment for the Option Wafers TSMC has committed to provide during the term of the Option agreement, of which $2,500,000 was paid in May 1996. The Company issued a promissory note due March 31, 1997, for the remaining $3,380,000. Effective March 31, 1997, the Company and TSMC amended the Option Agreement to incorporate the use by the Company of a proposed new TSMC manufacturing process and to reschedule until December 31, 1997, $1,380,000 of the note payable originally due on March 31, 1997. The Company paid $2,000,000 as scheduled on March 31, 1997. The advanced payment will be credited at specified amounts upon purchase of the Option Wafers or will be forfeited if such wafers are not purchased in a given year. Additionally, the Company has reclassified to "prepaid expenses" the portion of the advanced payment for Option Wafers from which it believes it will benefit in 1997.

5.   CONTINGENCY

     BENCHMARQ filed a declaratory judgment action against Dallas Semiconductor Corporation ("DSC") in January 1997 to resolve certain allegations of patent infringement asserted against BENCHMARQ by DSC. BENCHMARQ filed its action against DSC in the United States District Court for the Eastern District of Texas, Sherman Division. BENCHMARQ had previously sought declaratory relief in a similar action filed in December 1995 which was dismissed on June 25, 1996, based on DSC's assurance to the court that it had not charged BENCHMARQ with patent infringement. The parties failed to reach agreement in subsequent negotiations. Since the filing of the suit by BENCHMARQ in January 1997 in Sherman, Texas, DSC filed a lawsuit against BENCHMARQ in February 1997 in the United States District Court for the Northern District of Texas, Dallas Division, alleging infringement of some of the same patents at issue in the Sherman litigation filed in December 1995 and January 1997 by the Company. In its lawsuit, DSC is seeking injunction against patent infringement, damages for lost profit (which may under certain circumstances be trebled), pre and post judgment interest and attorney's fees. To date DSC has not specified an amount of monetary damages to which it alleges it is entitled. Subsequently, the courts determined that the two cases will be combined into one case in the United States District Court for the Eastern District of Texas. The Company is confident that it has not violated any of the patents asserted by DSC and intends to vigorously pursue its case. However, due to the uncertainties associated with any litigation, the ultimate outcome cannot presently be determined.

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

     BENCHMARQ currently is directing the majority of its research and development efforts to the development of battery management products, which are its strategic focus. Currently, the Company's battery management product line is comprised of: ICs that measure and report the charge capacity of a rechargeable battery ("Gas Gauge ICs"); ICs that control battery charging ("Charger ICs"); and ICs that protect against excessive charging and discharging of Lithium Ion batteries. In addition, the Company's battery management product line includes modules that incorporate certain of the Company's battery management ICs. The Company's primary objective is to continue to grow sales of battery management products, which have been the Company's largest revenue product line for the last seven consecutive quarters, to a more dominant position within the Company's revenue structure. Ongoing efforts to develop NVSRAM and RTC products have been selective and relatively modest. The Company believes that its revenues from RTC products and NVSRAM products will not increase materially over the long-term and may decline due to competitive pressure. Accordingly, the Company expects that favorable future operating results will be substantially dependent upon its ability to expand sales of battery management products. There can be no assurance that the Company will be successful in substantially increasing sales of battery management products, or that sales of RTC products or NVSRAM products will not decline more rapidly than anticipated.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1997, Compared with Three Months Ended June 30, 1996 and March 31, 1997

     Net Revenues. Total net revenues in second quarter 1997 were approximately $11.5 million, a 26% increase over the same period in 1996. This increase was due principally to increased unit sales of Gas Gauge ICs into the portable personal computer ("PC") market, increased unit sales of Charger IC devices, which are typically sold into mobile communications, consumer, power tool and portable PC applications, and increased unit sales of high density NVSRAM modules into the networking and telecommunication markets. Battery management revenue growth from second quarter 1996 was due primarily to sales of Gas Gauge ICs and Charger ICs and represented 49% of the Company's total revenue growth from second quarter 1996. NVSRAM revenue growth was due almost entirely to sales of high density NVSRAM modules. Revenues from sales of PC RTC poducts declined in the second quarter of 1997 as compared with the same period in 1996 due to increased competitive factors for clocks in the PC market.

     The Company's total net revenues for the second quarter of 1997 declined 2% from the first quarter of 1997 primarily due to lower unit sales of RTC modules into the PC market. However, unit sales of Gas Gauge ICs grew 27% from the first quarter of 1997 and in large part drove a 12% increase in battery management revenues as compared to the first quarter of 1997. Much of the sequential growth in battery management revenues resulted from demand for the Company's newest Gas Gauge IC, which is targeted at SMBus PC applications. Shipments of NVSRAM modules decreased slightly from the first quarter of 1997, but remained a solid revenue contributor.

     Revenues from sales of battery management products comprised 46% of the Company's total net revenues in the second quarter of 1997, up from 40% in the first quarter of 1997. This change reflects the impact of both the increased demand for Gas Gauge ICs in the portable PC market and the decrease in sales of PC RTC modules. Within the battery management product line, Gas Gauge IC revenues continued to represent the largest source of battery management revenues.

     Average selling prices for all three product lines were relatively flat compared with first quarter 1997. However, RTC average selling prices were helped by the Company's decision not to pursue volume opportunities for RTC modules at the lowest market prices.

     Revenue generated from RTC royalties and other miscellaneous sources was 0.3% of total revenue in second quarter 1997, compared with 0.9% in second quarter 1996.

     The following table sets forth (for the periods indicated) the amount (in thousands) and percentage of total net revenues by type of product:

                                              THREE MONTHS ENDED JUNE 30,
                                            -------------------------------
                                             1997                 1996
                                            --------------   --------------

Battery Management Products                 $ 5,302   46.3%  $4,125   45.5%
NVSRAM Products                               4,041   35.3    2,678   29.5
RTC Products                                  2,072   18.1    2,181   24.1
RTC Royalties/Other                              42    0.3       84    0.9
                                            ------------------------------
Total Net Revenue                           $11,457  100.0%  $9,068  100.0%
                                            ==============================

     The Company's revenues from international customers accounted for approximately $7.2 million, or 63% of total net revenues, for the quarter ended June 30, 1997, compared to $5.8 million, or 64% of total net revenues, for the comparable period in 1996. During the second quarter of 1997, approximately 54% of the Company's total net revenues was derived from customers in the Asia-Pacific region. The Company's distributor in Taiwan accounted for approximately $1.7 million, or 15%, of the Company's total net revenues in the second quarter of 1997. The Company's distributor in South Korea accounted for approximately $1.4 million, or 12%, of the Company's total net revenues in the second quarter of 1997. No other customer directly accounted for greater than 10% of the total net revenues.

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

     Gross Margin. The Company's gross margin represented 55% of total net revenues for the three months ended June 30, 1997 and 44% for the comparable period in 1996. Gross margin increased by approximately $2,280,000, or 57%, to approximately $6.3 million for the second quarter of 1997, compared to $4.0 million in the second quarter of 1996. The improvement in gross margin as a percentage of revenues as compared to the second quarter of 1996 was due to a strong mix of battery management product sales, reductions in certain product costs and lower unit sales of low margin RTC modules.

     The Company expects that average selling prices, primarily with respect to its RTC and NVSRAM products will continue to decline. The Company believes that its ability to increase gross margins and maintain or increase its gross margins as a percentage of revenues over the long-term will primarily require it to increase its sales of battery management products. There can be no assurance, however, that the Company will be able to achieve these objectives.

     Research and Development. The Company's research and development expense increased approximately 17% to $817,000 in the second quarter of 1997, compared to $700,000 in the second quarter of 1996. This increase was due primarily to increased expenses relating to development tooling. As a percentage of total net revenues, research and development expense decreased to approximately 7.1% in the second quarter of 1997 from 7.7% in the second quarter of 1996.

     The Company intends to continue to make a significant investment in research and development, particularly with respect to battery management product opportunities, and believes that research and development expense will therefore increase in absolute dollars.

     Selling, General and Administrative. Selling, general and administrative expense increased approximately $783,000 to $2.8 million in the second quarter of 1997 as compared to the same period in 1996 in large part due to increases in compensation and miscellaneous other expenses. Selling, general and administrative expense represented approximately 24.5% and 22.4% of total net revenues in the second quarter of 1997 and 1996, respectively. Selling, general and administrative expense in absolute dollars is expected to continue to increase as the Company expands its business.

     Other Income (Expense). Other income (expense), consists primarily of interest earned on short-term investments, net of interest expense on capital lease obligations. In the second quarter of 1997, the Company realized net other income of approximately $54,000, compared to $96,000 in the second quarter of 1996. This decrease primarily reflects a larger mix of tax free investments.

     Provision for Income Taxes. The Company generated pre-tax income during the second quarter of 1997 and 1996. The Company employed an effective tax rate of 36% and recorded a provision for income tax of $970,300 in the second quarter of 1997. The pre-tax income generated during the second quarter of 1996 was substantially offset by net operating loss carryforwards from prior operating periods. A provision for income tax of $98,800 was recorded in the second quarter of 1996, consisting of alternative minimum tax and state income tax.

Six Months Ended June 30, 1997, Compared with Six Months Ended June 30, 1996

     Net Revenues. Total net revenues for the six months ended June 30, 1997 were approximately $23.2 million, a 32% increase over the same period in 1996. This increase was due principally to increased unit sales of Gas Gauge ICs into the portable PC market, increased unit sales of Charger IC devices, which are typically sold into mobile communications, consumer, power tool and portable PC applications, and increased unit sales of higher density NVSRAM modules, which are sold into telecommunications and networking markets. Revenue generated from RTC royalties and other miscellaneous sources was 0.7% of total revenue for the six months ended June 30, 1997, compared with 1.3% for the six months ended June 30, 1996.

The following table sets forth for the periods indicated the amount (in thousands) and percentage of total net revenues by type of product:

                                                  SIX MONTHS ENDED JUNE 30
                                             --------------------------------
                                                   1997            1996
                                             --------------   ---------------

Battery Management Products                  $10,034   43.3%  $ 7,188   41.0%
NVSRAM Products                                8,212   35.4     5,297   30.2
RTC Products                                   4,771   20.6     4,825   27.5
RTC Royalties/Other                              153    0.7       233    1.3
                                             -------------------------------
Total Net Revenue                            $23,170  100.0%  $17,543  100.0%
                                             ===============================

     The Company's revenues from international customers accounted for approximately $14.6 million, or 63% of total net revenues, for the six months ended June 30, 1997, compared to $11.0 million, or 63% of total net revenues, for the comparable period in 1996. During the six months ended June 30, 1997, approximately 52% of the Company's total net revenues was derived from customers in the Asia-Pacific region. The Company's distributor in Taiwan accounted for approximately $3.6 million, or 16%, of total net revenues for the six months ended June 30, 1997. The Company's distributor in South Korea accounted for approximately $2.4 million, or 11%, of total net revenues for the six months ended June 30, 1997. No other customer directly accounted for greater than 10% of the total net revenues.

     Gross Margin. The Company's gross margin represented 53% and 42% of total net revenues for the six months ended June 30, 1997 and 1996, respectively. Gross Margin increased by approximately $4.8 million, or 64%, to approximately $12.2 million for the six months ended June 30, 1997, compared to $7.4 million for the six months ended June 30, 1996. The improvement in gross margin as a percentage of revenues for the six months ended June 30, 1997 as compared to the same period in 1996 was due to a strong mix of battery management product sales, reductions in certain product costs and lower unit sales of low margin RTC modules.

     Research and Development. The Company's research and development expense increased approximately 27% to $1.6 million for the six months ended June 30, 1997 as compared to approximately $1.3 million for the six months ended June 30, 1996. This increase was due primarily to increased compensation and payroll related expenses and development tooling. As a percentage of total revenues, research and development expense decreased to approximately 7.0% for the six months ended June 30, 1997 from 7.4% for the comparable period in 1996.

     Selling, General and Administrative. Selling, general and administrative expense increased by approximately $1.6 million to $5.5 million for the six months ended June 30, 1997 as compared to the same period in 1996. This increase was due primarily to increases in compensation, external sales commissions, depreciation, and other general expenses. Selling, general and administrative expense represented approximately 23.5% and 21.9% of total net revenues for the six months ended June 30, 1997 and 1996, respectively.

     Other Income (Expense). Other income (expense), consists primarily of interest earned on short-term investments, net of interest expense on capital lease obligations. For the six months ended June 30, 1997, the Company realized net other income of approximately $183,000, compared to $210,000 for the same period in 1996. This decrease primarily reflects a larger mix of tax free investments.

     Provision for Income Taxes. The Company generated pre-tax income during the six months ended June 30, 1997 and 1996. The Company employed an effective tax rate of 36% and recorded a provision for income tax of $1,894,300 for the six months ended June 30, 1997. The pre-tax income generated during the six months ended June 30, 1996 was substantially offset by net operating loss carryforwards from prior operating periods. A provision for income tax of $166,300 was recorded for the six months ended June 30, 1996, consisting of alternative minimum tax and state income tax.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital needs are to finance accounts receivable, inventories and additions of capital assets. Approximately $3.7 million of cash was generated by operating activities during the six months ended June 30, 1997 as compared to $2.5 million in the comparable period in 1996.

     Net cash used in investing activities of approximately $2.0 million during the six months ended June 30, 1997 was attributable to the $2.0 million prepayment for certain quantities of wafers pursuant to the Option Agreement under which TSMC is committed to supply and the Company is committed to purchase wafers. In addition, approximately $641,000 was used for capital expenditures consisting in large part of assembly and engineering equipment and office expansion. Finally, approximately $690,000 was provided by net maturities of marketable securities. Comparatively, net cash used in investing activities during the six months ended June 30, 1996 amounted to approximately $12.9 million and consisted primarily of the investment of much of the Company's cash equivalents into short-term investments to improve interest income and, to a lesser extent, a $2.5 million prepayment pursuant to the Option Agreement with TSMC and capital expenditures for assembly and test expansion.

     Financing activities have consisted primarily of the issuance of equity and payments made pursuant to capital lease obligations. Financing activities used cash during the six months ended June 30, 1997 of approximately $545,000, which consisted of proceeds of approximately $174,000 from issuances of stock and payments of approximately $719,000 under capital lease obligations. During the comparable six months ended June 30, 1996, financing activities used net cash of approximately $4,000, consisting of issuances of stock to the underwriters of the Company's IPO to cover over-allotments and substantially offset by payments under capital lease obligations.

     The Company's principal sources of liquidity are cash generated from operations as well as cash and cash equivalents and short-term investments of approximately $16.0 million at June 30, 1997. The Company's short-term investments are primarily in municipal and tax free bonds.

     The Company anticipates capital asset additions to range between $1.5 million and $3.0 million for the remainder of 1997, a large part of which will be used to expand product test capacity for certain of its battery management products, a portion of which may be financed by equipment leases.

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

     In addition, the Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products, technologies and additional sources of wafer supply. The Company also may seek additional equity or debt financing. The sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, will be available on terms acceptable to the Company, if at all.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          BENCHMARQ filed a declaratory judgment action against Dallas Semiconductor Corporation ("DSC") in January 1997 to resolve certain allegations of patent infringement asserted against BENCHMARQ by DSC. BENCHMARQ filed its action against DSC in the United States District Court for the Eastern District of Texas, Sherman Division. BENCHMARQ had previously sought declaratory relief in a similar action filed in December 1995 which was dismissed on June 25, 1996, based on DSC's assurance to the court that it had not charged BENCHMARQ with patent infringement. The parties failed to reach agreement in subsequent negotiations. Since the filing of the suit by BENCHMARQ in January 1997 in Sherman, Texas, DSC filed a lawsuit against BENCHMARQ in February 1997 in the United States District Court for the Northern District of Texas, Dallas Division, alleging infringement of some of the same patents at issue in the Sherman litigation filed in December 1995 and January 1997 by the Company. In its lawsuit, DSC is seeking injunction against patent infringement, damages for lost profit (which may under certain circumstances be trebled), pre and post judgment interest and attorney's fees. To date DSC has not specified an amount of monetary damages to which it alleges it is entitled. Subsequently, the courts determined that the two cases will be combined into one case in the United States District Court for the Eastern District of Texas. The Company is confident that it has not violated any of the patents asserted by DSC and intends to vigorously pursue its case. However, due to the uncertainties associated with any litigation, the ultimate outcome cannot presently be determined.

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

(c) As of March 3, 1997, the date of record, a total of 6,797,954 shares of BENCHMARQ common stock were outstanding and entitled to vote, of which 6,175,104 shares present in person or by proxy, representing approximately 91 percent, voted on the election of the Board of Directors' nominees. The results of the voting on the election of the Board of Directors' nominees were as follows:

                                                            Number of Shares
                                Number of Shares         WITHHOLDING AUTHORITY
                              Voting FOR Election        to Vote for Election
Nominee for Director              as Director                 as Director
------------------------------------------------------------------------------
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

(d)  Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

     The exhibits filed as a part of this report are listed below.

          Exhibit No.         Description
          -----------         -----------------------------------------------

             10.1 By-Laws of BENCHMARQ Microelectronics, Inc. (As Amended Through June 25, 1997)

             11               Statement Regarding Computation of Per Share
                              Earnings

             27               Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                            BENCHMARQ MICROELECTRONICS, INC.


AUGUST 5, 1997              /S/ ALAN R. SCHUELE
                            ----------------------------------
                            ALAN R. SCHUELE
                            PRESIDENT AND
                            CHIEF EXECUTIVE OFFICER (PRINCIPAL
                            EXECUTIVE OFFICER)



AUGUST 5, 1997              /S/ REGINALD B. MCHONE
                            ----------------------------------
                            REGINALD B. MCHONE
                            VICE PRESIDENT, FINANCE AND
                            ADMINISTRATION, CHIEF FINANCIAL
                            OFFICER (PRINCIPAL FINANCIAL AND
                            ACCOUNTING OFFICER) AND SECRETARY