Form 10-Q
period 1997-09-30
BENCHMARQ MICROELECTRONICS INC
filed 1997-11-10
CIK 872918

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

               For the quarterly period ended September 30, 1997

                                      or

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

As of November 6, 1997, there were 6,926,097 shares of the registrant's common stock outstanding.

                             CAUTIONARY STATEMENT

  The Company wishes to caution readers that the following important factors, in addition to others noted throughout this Form 10-Q, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for the fourth quarter of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company, including, without limitation, statements made regarding the Company's dependence on TSMC (as defined herein) for future supply of wafers in Note 4 of the "Notes to Financial Statements", future product sales
                            -----------------------------
contained in  Part I, Item 2, in  the section entitled "Overview", average
                                                        --------
selling prices, gross margins and improved market opportunities contained in
Part I, Item 2, in the section entitled "Results of Operations-Gross Margin",
                                         ----------------------------------
research and development expenses contained in Part I, Item 2, in the section entitled "Results of Operations-Research and Development", selling, general and
          ----------------------------------------------
administrative expenses contained in Part I, Item 2, in the section entitled "Results of Operations-Selling, General and Administrative", capital
----------------------------------------------------------
expenditures and cash requirements contained in Part I, Item 2, in the section entitled "Liquidity and Capital Resources", and comments regarding litigation
          -------------------------------
contained in Part II, Item 1, in the section entitled "Litigation" and Note 5 to
                                                       ----------
"Notes to Financial Statements":
 -----------------------------

  -- an accelerated decline in the average selling prices for the Company's battery management products, NVSRAM (as defined herein) products and RTC (as defined herein) products;

  -- insufficient expansion of the Company's production capacity to meet the sales demand for battery management products;

  -- unfavorable currency exchange rate fluctuations that lead to international pricing pressure and/or lower international sales;

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

  -- inability to utilize wafer capacity committed to under the terms of the Option Agreement with TSMC (as defined herein);

  --  changes in product  mix;

  --  advances in technologies;

  -- growth of selling, general and administrative expense at a rate faster than that of sales and revenues;

  --  adverse rulings in patent infringement and product liability litigation;

  --  labor disputes; and

  --  failure to comply with government regulations.

      In addition, the Company refers readers to the discussion of certain risk factors pertaining to the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and in the Company's prospectus, dated December 1, 1995, as supplemented on December 21, 1995.

                       BENCHMARQ MICROELECTRONICS, INC.
                              INDEX TO FORM 10-Q



                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at September 30, 1997 (unaudited)
          and December 31, 1996...........................................  4

         Consolidated Statements of Income for the Three and Nine Months
          Ended September 30, 1997 and 1996 (unaudited)...................  5

         Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30 1997 and 1996 (unaudited)..........................  6

         Notes to Consolidated Financial Statements (unaudited)..........   7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................   9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................  15

Item 6.  Exhibits and Reports on Form 8-K................................  15

Signatures ..............................................................  16

                       BENCHMARQ MICROELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,   December 31,
                                                                                      1997           1996
                                                                                   (unaudited)
                                                                                  -------------   ------------
                      ASSETS
Current assets:
 Cash and cash equivalents.....................................................    $ 5,773,708    $ 2,575,350
 Short-term investments........................................................     13,170,052     12,878,526
 Receivables, net of allowance for doubtful accounts and estimated returns of
   $61,955 and $388,471 at September 30, 1997 and December 31, 1996............      4,783,016      4,410,448
 Inventories...................................................................      4,242,795      4,035,175
 Deferred income tax assets....................................................        523,164        660,095
 Prepaid expenses and other assets.............................................      1,634,169        354,978
                                                                                   -----------    -----------
     Total current assets......................................................     30,126,904     24,914,572

Property and equipment, at cost:
 Furniture and fixtures........................................................      1,128,775        810,553
 Equipment.....................................................................      5,109,694      3,976,191
 Computer software.............................................................        536,925        520,809
                                                                                   -----------    -----------
                                                                                     6,775,394      5,307,553
 Accumulated depreciation......................................................      3,928,123      2,806,832
                                                                                   -----------    -----------
                                                                                     2,847,271      2,500,721
Equipment under capital lease obligations......................................      3,935,882      4,274,173
 Accumulated amortization......................................................      1,192,384      1,067,143
                                                                                   -----------    -----------
                                                                                     2,743,498      3,207,030
Prepayment for product purchases...............................................      5,040,000      5,880,000
Noncurrent deferred income tax and other assets................................         44,324        306,784
                                                                                   -----------    -----------
     Total assets..............................................................    $40,801,997    $36,809,107
                                                                                   ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..............................................................    $ 2,412,897    $ 1,852,516
 Note payable..................................................................      1,380,000      3,380,000
 Payroll and related benefits..................................................        526,648        618,154
 Other accrued liabilities.....................................................        687,563        837,223
 Deferred income on shipments to distributors..................................      1,158,446      1,219,800
 Current obligations under capital leases......................................      1,251,186      1,311,905
                                                                                   -----------    -----------
     Total current liabilities.................................................      7,416,740      9,219,598

Obligations under capital leases, less current obligations.....................        740,957      1,259,927
Deferred income taxes..........................................................        272,982              -
Stockholders' equity...........................................................
 Common stock, $ .001 par value, 50,000,000 shares authorized;
     6,976,414 and 6,841,808 shares issued at September 30, 1997 and
      December 31, 1996, respectively..........................................          6,976          6,842
 Additional paid-in capital....................................................     25,955,816     24,932,678
 Retained earnings.............................................................      6,408,626      1,392,162
 Net unrealized gain on short-term investments,................................         12,700         10,700
 Treasury stock, 64,000 common shares, at cost.................................        (12,800)       (12,800)
                                                                                   -----------    -----------
     Total stockholders' equity................................................     32,371,318     26,329,582
                                                                                   -----------    -----------
     Total liabilities and stockholders' equity................................    $40,801,997    $36,809,107
                                                                                   ===========    ===========




                            SEE ACCOMPANYING NOTES

                       BENCHMARQ MICROELECTRONICS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                  Three Months Ended          Nine Months Ended
                                                    September 30,               September 30,
                                                  1997          1996          1997          1996
                                              -------------------------   --------------------------

  Net revenues..............................  $10,809,740   $10,519,122   $33,979,349   $28,061,885
  Cost of sales.............................    4,885,511     5,677,989    15,888,890    15,811,719
                                              -----------   -----------   -----------   -----------
  Gross margin..............................    5,924,229     4,841,133    18,090,459    12,250,166
  Operating expenses:
     Research and development...............      760,148       754,481     2,392,332     2,044,708
     Selling, general, and administrative...    2,797,754     2,121,534     8,252,675     5,967,486
                                              -----------   -----------   -----------   -----------
     Total operating expenses...............    3,557,902     2,876,015    10,645,007     8,012,194
                                              -----------   -----------   -----------   -----------
  Income from operations....................    2,366,327     1,965,118     7,445,452     4,237,972
  Other income (expense):
     Interest income........................      165,496       171,555       484,092       513,609
     Interest expense.......................      (41,357)      (57,464)     (139,750)     (151,599)
     Other..................................        6,937             -       (29,930)      (37,999)
                                              -----------   -----------   -----------   -----------
  Income before provision for income taxes..    2,497,403     2,079,209     7,759,864     4,561,983
  Provision (benefit) for income taxes......      849,100       (26,300)    2,743,400       140,000
                                              -----------   -----------   -----------   -----------
  Net income................................  $ 1,648,303   $ 2,105,509   $ 5,016,464   $ 4,421,983
                                              ===========   ===========   ===========   ===========

  Net income per common and
     common equivalent share................        $0.21         $0.29         $0.65         $0.61
                                              ===========   ===========   ===========   ===========

  Shares used in computing net income per
     common and common equivalent share.....    7,901,999     7,333,755     7,745,412     7,299,261
                                              ===========   ===========   ===========   ===========



                            SEE ACCOMPANYING NOTES.

                       BENCHMARQ MICROELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                              1997           1996
                                                                          -------------  ------------
  Operating Activities:
  Net income.......................................................       $  5,016,464   $  4,421,983
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.................................          1,493,028      1,180,568
     Loss on disposition of fixed assets...........................             29,930         37,999
     Deferred income taxes.........................................            635,679       (494,985)
     Tax benefit of employee stock options.........................            654,659              -

     Changes in operating assets and liabilities:
        Receivables................................................           (361,568)      (284,605)
        Inventories................................................           (207,620)    (1,017,651)
        Prepaid expenses and other assets..........................           (402,497)       103,823
        Accounts payable...........................................            560,381       (132,455)
        Income taxes payable.......................................           (104,271)       465,882
        Deferred income on shipments to distributors...............            (61,354)       867,373
        Accrued liabilities........................................           (136,895)       309,981
                                                                          ------------   ------------
  Net cash provided by operating activities........................          7,115,936      5,457,913

  Investing Activities:
  Prepayment for product purchases.................................         (2,000,000)    (2,500,000)
  Investment in short-term investments.............................        (46,835,297)   (30,042,645)
  Maturities of short-term investments.............................         46,545,771     17,893,130
  Capital expenditures.............................................           (928,454)    (1,201,123)
                                                                          ------------   ------------
  Net cash used by investing activities............................         (3,217,980)   (15,850,638)
  Financing Activities:
  Proceeds from issuance of common stock upon exercise of options..            368,613         64,655
  Proceeds from issuance of common stock, net of offering costs....                  -        584,384
  Principal payments under capital lease obligations...............         (1,068,211)      (988,609)
                                                                          ------------   ------------
  Net cash used by financing activities............................           (699,598)      (339,570)
                                                                          ------------   ------------
  Net change in cash and cash equivalents..........................          3,198,358    (10,732,295)
  Cash and cash equivalents at beginning of period.................          2,575,350     12,653,260
                                                                          ------------   ------------
  Cash and cash equivalents at end of period.......................       $  5,773,708   $  1,920,965
                                                                          ============   ============

  Supplemental Cash Flows Information:
     Cash paid for interest........................................       $    139,750   $    151,599
                                                                          ============   ============
     Cash paid for income taxes....................................       $  2,094,460   $    169,103
                                                                          ============   ============

                            SEE ACCOMPANYING NOTES.

                       BENCHMARQ MICROELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

1.   INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements have been prepared by BENCHMARQ Microelectronics, Inc. (the "Company" or "BENCHMARQ") in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and the footnotes thereto included in the BENCHMARQ Microelectronics, Inc. annual report on Form 10-K for the year ended December 31, 1996.

2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Net income per share amounts are computed using the weighted average number of common and common equivalent shares. For the three and nine month periods ended September 30, 1997, common equivalent shares consisted of stock options (using the treasury stock method). For the three and nine month periods ended September 30, 1996, common equivalent shares consisted of stock options and warrants (using the treasury stock method).

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary or "basic" earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary or "basic" earnings per share for the third quarter ended September 30, 1997 and 1996 of $0.03 per share, for each period. The impact is expected to result in an increase in basic earnings per share for the nine months ended September 30, 1997 and 1996 of $0.09 and $0.06 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted or "diluted" earnings per share for these periods is not expected to be material.

3.   INVENTORIES

     Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market.

Inventories, net, consist of the following:
                                               September 30,  December 31,
                                                   1997           1996
                                               -------------  ------------
Finished goods...............................     $1,895,831    $1,737,739
Work-in-process..............................      1,209,775     1,145,276
Raw materials................................      1,137,189     1,152,160
                                                  ----------    ----------
                                                  $4,242,795    $4,035,175
                                                  ==========    ==========

                       BENCHMARQ MICROELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

4.   COMMITMENTS

     The Company currently obtains substantially all of its semiconductor wafers for use in its products from Taiwan Semiconductor Manufacturing Company ("TSMC"). The Company expects to remain dependent on TSMC for substantially all of its wafer capacity for the foreseeable future. In May 1996, the Company entered into an Option Agreement with TSMC (the "Option Agreement"). Pursuant to the Option Agreement, the Company has committed to purchase and TSMC has committed to provide specified quantities of wafers at prevailing market prices during the years 1997 through 2000. Additionally, the Company has an option to purchase and TSMC has committed to provide certain additional wafers (the "Option Wafers") to be purchased during the years 1997 through 2000. The Company has agreed to pay $5,880,000 as an advance payment for the Option Wafers TSMC has committed to provide during the term of the Option agreement, of which $2,500,000 was paid in May 1996. The Company issued a promissory note due March 31, 1997, for the remaining $3,380,000. Effective March 31, 1997, the Company and TSMC amended the Option Agreement to incorporate the use by the Company of a proposed new TSMC manufacturing process and to reschedule until December 31, 1997, $1,380,000 of the note payable originally due on March 31, 1997. The Company paid $2,000,000 as scheduled on March 31, 1997. The advanced payment, which is being credited at specified amounts upon purchase of the Option Wafers, will be forfeited if such wafers are not purchased in a given year. Additionally, the Company has reclassified to "prepaid expenses" the portion of the as yet uncredited advanced payment for Option Wafers from which it believes it will benefit in 1997.

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

     BENCHMARQ currently is directing the majority of its research and development efforts to the development of battery management products, which are its strategic focus. Currently, the Company's battery management product line is comprised of: ICs that measure and report the charge capacity of a rechargeable battery ("Gas Gauge ICs"); ICs that control battery charging ("Charger ICs"); and ICs that protect against excessive charging and discharging of Lithium Ion batteries. In addition, the Company's battery management product line includes modules that incorporate certain of the Company's battery management ICs. The Company's primary objective is to continue to grow sales of battery management products, which have been the Company's largest revenue product line for the last eight consecutive quarters, to a more dominant position within the Company's revenue structure. Ongoing efforts to develop NVSRAM and RTC products have been selective and relatively modest. The Company believes that its revenues from RTC products and NVSRAM products will not increase materially over the long-term and may decline due to competitive pressure. Accordingly, the Company expects that favorable future operating results will be substantially dependent upon its ability to expand sales of battery management products. There can be no assurance, however, that the Company will be successful in substantially increasing sales of battery management products, or that sales of RTC products or NVSRAM products will not decline more rapidly than anticipated.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1997, Compared with Three Months Ended September 30, 1996 and June 30, 1997

     Net Revenues. Total net revenues in third quarter 1997 were approximately $10.8 million, a 3% increase over the same period in 1996. This increase was due principally to increased unit sales of Gas Gauge ICs into the portable personal computer ("PC") market, and increased unit sales of high density NVSRAM modules which sell into communications and mass storage markets. Revenues from sales of PC RTC products declined in the third quarter of 1997 as compared with the same period in 1996 due to increased competitive factors for clocks in the PC market.

     The Company's total net revenues for the third quarter of 1997 declined 6% from the second quarter of 1997 primarily due to lower unit sales of NVSRAM products into the communications and mass storage markets. However, unit sales of Gas Gauge ICs grew 35% from the second quarter of 1997 and in large part drove a 16% increase in battery management revenues as compared to the second quarter of 1997. Much of the sequential growth in battery management revenues resulted from demand for the Company's first Gas Gauge IC to be targeted at SMBus PC applications. Shipments of RTC products decreased slightly from the second quarter of 1997, and represented only 15% of total net revenues for the third quarter of 1997.

     Revenues from sales of battery management products comprised 57% of the Company's total net revenues in the third quarter of 1997, up from 46% in the second quarter of 1997. This change reflects the impact of both the increased demand for Gas Gauge ICs in the portable PC market and the decrease in sales of NVSRAM products. Within the battery management product line, Gas Gauge IC revenues continued to represent the largest source of battery management revenues.

     Average selling prices for all three product lines were relatively flat compared with second quarter 1997.

     Revenue generated from RTC royalties and other miscellaneous sources was 0.7% of total revenue in the third quarter 1997, compared with 0.4% in the third quarter 1996.

     The following table sets forth (for the periods indicated) the amount (in thousands) and percentage of total net revenues by type of product:

                               Three Months Ended September 30,
                               --------------------------------
                                    1997             1996
                               ---------------  ---------------

Battery Management Products    $ 6,167   57.1%  $ 5,384   51.2%
NVSRAM Products                  2,893   26.8     2,125   20.2
RTC Products                     1,673   15.4     2,967   28.2
RTC Royalties/Other                 77    0.7        43    0.4
                               --------------   --------------
Total Net Revenue              $10,810  100.0%  $10,519  100.0%
                               ==============   ==============

     The Company's revenues from international customers accounted for approximately $7.6 million, or 70% of total net revenues, for the quarter ended September 30, 1997, compared to $7.7 million, or 73% of total net revenues, for the comparable period in 1996. During the third quarter of 1997, approximately 56% of the Company's total net revenues was derived from customers in the Asia-Pacific region. The Company's distributor in Taiwan accounted for approximately $2.7 million, or 25%, of the Company's total net revenues in the third quarter of 1997. The Company's distributor in Japan accounted for approximately $1.3 million, or 12%, of the Company's total net revenues in the third quarter of 1997. No other customer directly accounted for greater than 10% of the total net revenues in the third quarter of 1997.

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

     Gross Margin. The Company's gross margin represented 54.8% of total net revenues for the three months ended September 30, 1997 and 46.0% for the comparable period in 1996. Gross margin increased by approximately $1,083,000, or 22%, to approximately $5.9 million for the third quarter of 1997, compared to $4.8 million in the third quarter of 1996. The improvement in gross margin as a percentage of revenues as compared to the third quarter of 1996 was due to a strong mix of battery management and high density NVSRAM module product sales, reductions in certain product costs and lower unit sales of low margin RTC modules.

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

     Research and Development. The Company's research and development expense was essentially flat in the third quarter of 1997 at $760,000 compared to $754,000 in the third quarter of 1996. As a percentage of total net revenues, research and development expense decreased to approximately 7.0% in the third quarter of 1997 from 7.2% in the third quarter of 1996.

     The Company intends to continue to make a significant investment in research and development, particularly with respect to battery management product opportunities, and believes that research and development expense will therefore increase in absolute dollars.

     Selling, General and Administrative. Selling, general and administrative expense increased approximately $676,000 to $2.8 million in the third quarter of 1997 as compared to the same period in 1996 in large part due to increases in compensation and litigation expenses. Selling, general and administrative expense represented approximately 25.9% and 20.2% of total net revenues in the third quarter of 1997 and 1996, respectively. Selling, general and administrative expense in absolute dollars is expected to continue to increase as the Company expands its business.

     Other Income (Expense). Other income (expense), consists primarily of interest earned on short-term investments, net of interest expense on capital lease obligations. In the third quarter of 1997, the Company realized net other income of approximately $131,000, compared to $114,000 in the third quarter of 1996. This increase is primarily due to higher average balances of invested funds.

     Provision for Income Taxes. The Company generated pre-tax income during the third quarter of 1997 and 1996. The Company employed an effective tax rate of 34% and recorded a provision for income tax of $849,100 in the third quarter of 1997. Conversely, the pre-tax income generated during the third quarter of 1996 was substantially offset by net operating loss carryforwards from prior operating periods. The Company also recognized a net deferred tax asset which resulted in a net income tax benefit of $26,300 in the third quarter 1996.

Nine Months Ended September 30, 1997, Compared with Nine Months Ended September 30, 1996

     Net Revenues. Total net revenues for the nine months ended September 30, 1997 were approximately $34.0 million, a 21% increase over the same period in 1996. This increase was due principally to increased unit sales of Gas Gauge ICs into the portable PC market, increased unit sales of Charger IC devices, which are typically sold into mobile communications, consumer, and power tool applications, and increased unit sales of high density NVSRAM modules, which are sold into communications and mass storage markets. Revenues from RTC products declined 17% in the nine months ended September 30, 1997 as compared to the same period in 1996 due to increased competitive factors for clocks in the PC market. Revenue generated from RTC royalties and other miscellaneous sources was 0.6% of total revenue for the nine months ended September 30, 1997, compared with 1.0% for the nine months ended September 30, 1996.

The following table sets forth for the periods indicated the amount (in thousands) and percentage of total net revenues by type of product:

                                Nine Months Ended September 30
                               --------------------------------
                                    1997             1996
                               ---------------  ---------------

Battery Management Products    $16,201   47.7%  $12,572   44.8%
NVSRAM Products                 11,105   32.7     7,422   26.4
RTC Products                     6,443   19.0     7,791   27.8
RTC Royalties/Other                230    0.6       277    1.0
                               --------------   --------------
Total Net Revenue              $33,979  100.0%  $28,062  100.0%
                               ==============   ==============

     The Company's revenues from international customers accounted for approximately $22.2 million, or 65% of total net revenues, for the nine months ended September 30, 1997, compared to $18.7 million, or 67% of total net revenues, for the comparable period in 1996. During the nine months ended September 30, 1997, approximately 53% of the Company's total net revenues was derived from customers in the Asia-Pacific region. The Company's distributor in Taiwan accounted for approximately $6.3 million, or 18%, of total net revenues for the nine months ended September 30, 1997. No other customer directly accounted for greater than 10% of the total net revenues for the nine months ended September 30, 1997.

     Gross Margin. The Company's gross margin represented 53.2% and 43.7% of total net revenues for the nine months ended September 30, 1997 and 1996, respectively. Gross Margin increased by approximately $5.8 million, or 48%, to approximately $18.1 million for the nine months ended September 30, 1997, compared to $12.3 million for the nine months ended September 30, 1996. The improvement in gross margin as a percentage of revenues for the nine months ended September 30, 1997 as compared to the same period in 1996 was due to a strong mix of battery management and high density NVSRAM module product sales, reductions in certain product costs and lower unit sales of low margin RTC modules.

     Research and Development. The Company's research and development expense increased approximately 17% to $2.4 million for the nine months ended September 30, 1997 as compared to approximately $2.0 million for the nine months ended September 30, 1996. This increase was due primarily to increased expenses related to development tooling. As a percentage of total revenues, research and development expense decreased to approximately 7.0% for the nine months ended September 30, 1997 from 7.3% for the comparable period in 1996.

     Selling, General and Administrative. Selling, general and administrative expense increased by approximately $2.3 million to $8.3 million for the nine months ended September 30, 1997 as compared to the same period in 1996. This increase was due primarily to increases in compensation, litigation, and other general expenses. Selling, general and administrative expense represented 24.3% and 21.3% of total net revenues for the nine months ended September 30, 1997 and 1996, respectively.

     Other Income (Expense). Other income (expense), consists primarily of interest earned on short-term investments, net of interest expense on capital lease obligations. For the nine months ended September 30, 1997, the Company realized net other income of approximately $314,000, compared to $324,000 for the same period in 1996. This decrease primarily reflects a greater proportion of investments being place in tax-free instruments.

     Provision for Income Taxes. The Company generated pre-tax income during the nine months ended September 30, 1997 and 1996. The Company employed an effective tax rate of 35% and recorded a provision for income tax of $2,743,400 for the nine months ended September 30, 1997. Conversely, the pre-tax income generated during the nine months ended September 30, 1996 was substantially offset by net operating loss carryforwards from prior operating periods and the recognition of a net deferred tax asset. A provision for income tax of $140,000 was recorded for the nine months ended September 30, 1996, consisting of alternative minimum tax and state income tax.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital needs are to finance accounts receivable, inventories and additions of capital assets. Approximately $7.1 million of cash was generated by operating activities during the nine months ended September 30, 1997 as compared to $5.5 million in the comparable period in 1996.

     Net cash used in investing activities of approximately $3.2 million during the nine months ended September 30, 1997 was principally attributable to the $2.0 million prepayment for certain quantities of wafers pursuant to the Option Agreement under which TSMC is committed to supply and the Company is committed to purchase wafers. In addition, approximately $928,000 was used for capital expenditures consisting in large part of assembly and engineering equipment and office expansion. Comparatively, net cash used in investing activities during the nine months ended September 30, 1996 amounted to approximately $15.9 million and consisted primarily of the investment of much of the Company's cash equivalents into short-term investments to improve interest income and, to a lesser extent, a $2.5 million prepayment pursuant to the Option Agreement with TSMC and capital expenditures for assembly and test expansion.

     Financing activities have consisted primarily of the issuance of equity and payments made pursuant to capital lease obligations. Financing activities used cash during the nine months ended September 30, 1997 of approximately $700,000, which consisted of proceeds of approximately $369,000 from issuances of stock and payments of approximately $1.1 million under capital lease obligations. During the comparable nine months ended September 30, 1996, financing activities used net cash of approximately $340,000, consisting of payments under capital lease obligations and partially offset by issuances of stock to the underwriters of the Company's IPO to cover over-allotments.

     The Company's principal sources of liquidity are cash generated from operations as well as cash and cash equivalents and short-term investments of approximately $18.9 million at September 30, 1997. The Company's short-term investments are primarily in municipal and tax free bonds. The Company recently negotiated a $1.3 million increase and extension to an outstanding equipment lease line of credit with BancBoston Leasing Inc. ("BancBoston"). At October 31, 1997, approximately $1.5 million was available for use, although purchase orders totaling approximately $1.1 million were outstanding against the credit line. In addition, the Company recently negotiated a new master lease agreement with BancBoston. Equipment leases under the new agreement will be classified as operating leases as opposed to capital leases as was the case with the old agreement.

     The Company anticipates capital asset additions to range between $1.0 million and $1.5 million for the remainder of 1997, a large part of which will be used to expand product test capacity for certain of its battery management products, a portion of which may be financed by equipment operating leases.

     The Company believes that existing cash balances and other capital resources will be sufficient to meet the Company's cash requirements for normal operations at least through 1998. However, the Company may also seek to establish additional lines of credit to augment its funding of operating activities. There can be no assurance that such additional financing, if required, will be available on terms acceptable to the Company, if at all.

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

ITEM 6.  EXHIBITS AND REPORTS ON  FORM 8-K

(a)  Exhibits
     --------

     The exhibits filed as a part of this report are listed below.

          Exhibit No.    Description
          -----------    -----------

            10.1 Master Equipment Lease dated as of September 16, 1997, by and between the Company and BancBoston Leasing Inc.

            11           Statement Regarding Computation of Per Share Earnings

            27           Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




                            BENCHMARQ MICROELECTRONICS, INC.


NOVEMBER 7, 1997            /s/ ALAN R. SCHUELE
                            ------------------------------
                            ALAN R. SCHUELE
                            PRESIDENT AND
                            CHIEF EXECUTIVE OFFICER (PRINCIPAL
                            EXECUTIVE OFFICER)






NOVEMBER 7, 1997            /S/ REGINALD B. MCHONE
                            ------------------------------
                            Reginald B. McHone
                            VICE PRESIDENT, FINANCE AND
                            ADMINISTRATION, CHIEF FINANCIAL
                            OFFICER (PRINCIPAL FINANCIAL AND
                            ACCOUNTING OFFICER) AND SECRETARY