Form 10-K
period 1997-12-31
BENCHMARQ MICROELECTRONICS INC
filed 1998-03-31
CIK 872918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________
                                   FORM 10-K
     (MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM __________ TO ___________

                          COMMISSION FILE NO. 0-27232

                       BENCHMARQ MICROELECTRONICS, INC.
            (Exact name of registrant as specified in its charter)

                   DELAWARE                            74-2532442
          (State or other jurisdiction of            (I.R.S. employer
          incorporation or organization)           identification no.)


                 17919 WATERVIEW PARKWAY
                       DALLAS, TEXAS                        75252
          (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code:   (972) 437-9195

          Securities Registered Pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS  NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------  -----------------------------------------
                NONE                           NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                TITLE OF CLASS
                                --------------

                    COMMON STOCK, PAR VALUE $.001 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock as reported on March 26, 1998 on the Nasdaq National Market of The Nasdaq Stock Market, Inc.) was approximately $94,435,952.

     As of March 26, 1998, 7,115,344 shares of the registrant's Common Stock were outstanding.

                             CAUTIONARY STATEMENT
                             ====================

     The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for the first quarter of 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

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

     --loss of key personnel;

     --excess production capacity;

     --decline in demand due to industry factors;

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

     --labor disputes;

     --failure to comply with government regulations;

     --the effects of foreign currency exchange rate fluctuation on expenses, average selling prices and market share;

     --with respect to the "Year 2000" issue, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties; and

     --the inability to realize the anticipated benefits of the proposed Merger (as defined herein) or the disruption of the Company's business resulting from the proposed Merger.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     BENCHMARQ Microelectronics, Inc. (the "Company" or "BENCHMARQ") is engaged principally in the design, manufacture, and marketing of integrated circuits and electronic modules for portable and power-sensitive electronic applications. BENCHMARQ's principal focus is on the market opportunity for battery management products, on which it is concentrating the majority of its research and development activities. BENCHMARQ's battery management integrated circuits and modules (collectively, "Battery Management Products") control charging, conditioning and monitoring of rechargeable batteries, principally for portable electronic systems, including personal computers, cellular telephones, camcorders, power tools, personal care devices, electronic games and audio devices.

     The Company also produces a family of non-volatile static random access memory ("NVSRAM") modules and controller integrated circuits (collectively, "NVSRAM Products") that provide battery backed-up memory to devices such as telecommunications equipment, including network routers, hubs and memory boards. Real time clock ("RTC") integrated circuits and battery backed RTC modules (collectively, "RTC Products") that provide non-volatile time and date functions to various computer or control electronics systems, comprise the Company's other product group. (The NVSRAM and RTC Products are collectively, "Integrated Battery Products.")

     In each of the years 1992 through 1996, the Company derived the majority of its revenues from sales of Integrated Battery Products. In 1997, the Company's strategic focus, Battery Management Products, was its highest revenue generating product line. Although the Company expects a material portion of its total net revenues to come from sales of Integrated Battery Products through at least 1998, long-term growth is not anticipated from these product lines. The Company operates in a single industry segment. The geographic distribution of the Company's revenues as a percent of total revenues may be found in Note 9 of the Notes to Financial Statements.

     The Company has entered into an Agreement and Plan of Merger, dated as of March 2, 1998, by and among Unitrode Corporation, a Maryland corporation ("Unitrode"), Merrimack Corporation, a Delaware corporation and wholly owned subsidiary of Unitrode ("Merrimack"), and the Company (the "Merger Agreement"). Under the Merger Agreement, Merrimack will merge (the "Merger") with and into the Company, and the Company will survive as a wholly owned subsidiary of Unitrode. If the Merger is consummated, each outstanding share of common stock of the Company will be converted into the right to receive shares of common stock of Unitrode. The initial exchange ratio is one share of Unitrode common stock for one share of BENCHMARQ common stock. However, if the average of the mean high or low per share trading prices on the New York Stock Exchange for a share of Unitrode common stock for the twenty trading days ending on the tenth day prior to the special meeting of the stockholders of the Company to consider the Merger is less than $16 or more than $24, the exchange ratio will be adjusted proportionately but in no event will the exchange ratio be greater than
1.33 to 1.  See Note 12 of Notes to Consolidated Financial Statements.

     The Company was incorporated in Delaware in 1989.

BATTERY MANAGEMENT INTEGRATED CIRCUIT BUSINESS

     The market for portable electronic systems is large and growing rapidly. Many portable electronic systems use rechargeable batteries as their power source.

     In portable electronic systems, battery technology plays a critical role in determining overall system performance and design. To address original equipment manufacturer ("OEM") and end-user demands, battery manufacturers seek to improve the price/performance characteristics, convenience and reliability of their rechargeable batteries. To improve price/performance characteristics, manufacturers seek to achieve higher energy density, which results in smaller and lighter portable systems. To increase convenience, manufacturers seek to reduce charging time, increase charging ease and provide users with the ability to monitor capacity. To enhance reliability, manufacturers seek to control charging levels, to improve battery life by increasing the number of charge/discharge cycles, and to provide safe batteries by correctly monitoring charge and discharge activity. Finally, manufacturers work to develop less toxic battery technologies to minimize the environmental impact.

     Over the years, a variety of battery chemistries have been developed to meet the rechargeable battery power needs of a wide range of portable electronic systems. The four principal rechargeable battery chemistries that are currently widely available in the market are lead acid, nickel cadmium ("NiCd"), nickel metal hydride ("NiMH") and lithium ion ("Li-Ion"). Rechargeable alkaline and lithium polymer ("Li-polymer") may become the fifth and sixth categories. Of these, lead acid is the least expensive rechargeable battery chemistry for delivering high currents, but its size and weight make it poorly suited for many portable applications. NiCd battery chemistry offers increased energy density by weight over lead acid chemistry, making it more suitable for a wider range of portable applications, but at an increased cost. NiMH batteries offer incremental increases in energy density by weight over NiCd, with a more environmentally acceptable chemistry, but at a further increase in cost. Li-Ion batteries, which are increasingly used in notebook computer and other portable electronic systems, offer substantially greater energy density by weight than NiMH and certain other advances in battery life, but are typically more expensive and require more sophisticated charge management subsystems. In recent years, the increasing variety (and varying battery needs) of portable electronic systems using rechargeable battery technology has resulted in the development of additional battery chemistries, including rechargeable alkaline and Li-polymer.

     As the variety of end-user requirements has increased and the number and complexity of battery chemistries has evolved, the need for sophisticated components to manage rechargeable batteries has increased as well. Batteries must be charged (and end-users are increasingly demanding systems that do so quickly with a minimum of end-user intervention), conditioned to operate at peak efficiency and monitored (typically through ''gas gauging'') so the user can be kept apprised of available battery power. Microelectronic components therefore are playing a growing role in the rechargeable battery subsystem in controlling all aspects of the battery management function, from charging to conditioning to monitoring.

     There are two major types of battery management microelectronic products: microcontroller/discrete-based and dedicated integrated circuit solutions. The microcontroller/discrete-based solutions incorporate microcontrollers programmed with specific algorithms which are combined with additional analog-to-digital conversion and voltage regulator integrated circuits. Dedicated integrated circuit solutions have the necessary algorithms designed into the silicon and incorporate more of the required supporting circuitry. Compared to microcontroller/discrete-based solutions, dedicated integrated circuits are more highly integrated and therefore have the potential for cost and size savings. In addition, in many applications dedicated integrated circuit solutions are able to provide higher performance. Dedicated integrated circuits may allow OEM customers to bring their products to market more rapidly by reducing the need for ''in-house'' expertise in programming, testing and system-level hardware design.

     The market for battery management electronics has been developed in large part by both OEMs that use microcontroller based products to internally develop their own proprietary solutions and independent providers of more highly integrated and specialized semiconductor solutions, such as BENCHMARQ. Initially, this market developed relatively slowly due to the market fragmentation caused by proprietary solutions, the slow migration of feature richness from higher-priced to lower-priced portable electronic products and the unique combination of technical skills and capabilities required to develop such products. However, the Company believes that a large portion of the battery management market is at a point of change that will define expanded market opportunities for the next few years. The computer industry continues in a state of technology transition. The Company believes that compliance and interface with both SMBus, an industry hardware interface standard, and Advanced Configuration and Power Interface, a software interface and methodology standard, are likely to become a requisite for computers using future versions of Windows(R). Modern notebook computers using fast Pentium(R) processors with MMX (TM) (signal processing) extensions and sophisticated power management techniques present a much wider range of power consumption levels and therefore require more accurate analog measurement circuitry. Increasing intelligence and communication between the battery packs, system controllers, and charging elements require more electronics than before. These factors should serve to both focus and expand the growth of battery management market opportunities in notebook computers.

     The large portable communications market, including the global digital cellular and personal communication systems (PCS), and cordless phones, is poised for a market transition demanding modern battery management techniques currently found in higher priced portable computing applications but at significantly lower incremental system cost. Standards for hardware and software interfaces are less likely to develop but there are fewer large OEM's in this market than the computer sector. These factors should serve to expand the growth of battery management opportunities in the portable communications market.

     The Company's principal battery management challenge is the timely introduction of its next generation of capacity monitoring devices ("Gas Gauge") products that are compatible with the evolving technology and the successful introduction of capacity measurement solutions to the portable communications market.

INTEGRATED BATTERY PRODUCTS BUSINESS

     There are two general classifications of integrated circuit memories employed within electronic systems, volatile memory and non-volatile memory ("NVM"). Unlike their volatile counterparts, NVM devices typically do not require continuous application of main system power to retain and protect data. Within the NVM classification of memory are NVSRAM modules and battery backed controller integrated circuits. The primary components of an NVSRAM module are a static random access memory ("SRAM"), a controller integrated circuit to detect main system power loss and to redirect power from a backup source, and a lithium button cell battery for backup power. NVSRAM modules are often used in network routers, hubs and memory boards, specifically to protect data in instances of main system power outages.

     RTC integrated circuits and modules provide non-volatile time and date functions. RTC integrated circuits are designed to write-protect the clock, calendar and storage registers during interruption of main system power. During main system power interruption, a backup battery is accessed to maintain data and operate the clock and calendar functions.

     Other non-PC RTC products incorporate the RTC function with varying densities of NVSRAM into a module. These modules are designed to provide both non-volatile time and date functions with increased storage space for data or programs. These modules can typically be found in workstations, servers and telecommunication systems.

     The Company's principal Integrated Battery Product challenge is the timely introduction of new proprietary products and successful marketing/sales of its current multi-sourced commodity products.

PRODUCTS

     The Company's products are divided into two primary categories: Battery Management Products, and Integrated Battery Products.

     Battery Management Products

     Battery Management Products comprised 52% of the Company's total net revenues in 1997, 45% in 1996 and 28% in 1995. Battery Management Products are used in the charging, conditioning and capacity monitoring of rechargeable batteries. In applications requiring fast charging, Battery Management Products are utilized to monitor and control the rate and termination of charging. This capability is particularly critical for battery chemistries such as NiMH and Li-Ion, which are extremely sensitive to overcharging and can lose cycle life or become unstable if overcharged. Fast charge control microelectronics provide specialized features that determine when to safely fast charge a battery, when to switch to a slower rate of charge in some cases to complete the charge and when to reduce the rate of charge even further to maintain a full charge to compensate for the batteries' self-discharge. In some cases, batteries require conditioning, which involves the use of battery management products to control the execution of a specified program of initial charges and discharges that allows the battery to operate at peak efficiency. Battery management products enable accurate capacity determination by monitoring both the charge going into the battery and the charge being consumed from the battery as well as estimating self-discharge.

     Among the Company's current fast charge control Battery Management Products are products designed to support the fast charge and conditioning of NiCd, NiMH, lead acid, rechargeable alkaline, Li-Ion and Li-polymer battery chemistries. The Company also has Battery Management Products used for capacity monitoring that are compatible with NiCd, NiMH, Li-Ion and Li-polymer chemistries, as well as lead acid under certain operating conditions. Some of these Battery Management Products are capable of resolving voltages to 12.5 microvolts and are designed to have a non-linearity error of less than 1%. With an operating current of less than 150 microamps and an operating voltage range of 2.8 volts to 5.5 volts, the Battery Management Products for capacity monitoring are also designed for reduced power consumption. New capacity monitoring products that are compatible with evolving standards for communication between battery and power management peripherals and the main system are currently under development.

     Integrated Battery Products

     Integrated Battery Products produced 47% of the Company's total net revenues in 1997, 54% in 1996 and 66% in 1995. The Company entered the NVSRAM market in 1990. The Company assembles its NVSRAM modules internally and has its controller integrated circuits fabricated by Taiwan Semiconductor Manufacturing Company ("TSMC"). NVSRAM modules are often used in network routers, hubs and memory boards, specifically to protect data in instances of main system power outages. The Company's NVSRAM modules are designed to retain data for up to ten years in most applications. Controller integrated circuits used in non-volatile memory applications are designed to detect power loss and to redirect power from a backup source. Although they are a primary component of a NVSRAM module, controller integrated circuits also can be used in an OEM system in conjunction with independent volatile memory sources, providing the designer with increased flexibility in SRAM selection.

     RTC integrated circuits and modules provide non-volatile time and date functions. RTC integrated circuits are designed to write-protect the clock, calendar and storage registers during interruption of main system power. A backup battery is then connected to maintain data and operate the clock and calendar functions. RTC Module products include this backup battery. Substantially all personal computers have this function.

     In 1991, the Company entered the market for personal computer RTC products. The RTC Product line is IBM AT (TM)-compatible, which the Company believes to be the dominant industry standard. For most applications, BENCHMARQ RTC module products are designed to provide date and time for up to 10 years in the absence of main system power. RTC modules differ from integrated circuit solutions only in that the module assembly incorporates a crystal and a backup battery. Modules are popular with OEMs that want to reduce system parts count and motherboard form factors and to insulate the back-up battery from inadvertent mishandling in the assembly process. In March 1996, the Company introduced a family of parallel access clocks that address timekeeping requirements for such diverse applications as copiers, fax machines and workstations. In 1997, the Company introduced products that integrate the clock function with system accessible NVSRAM.

PRODUCT DESIGN AND TECHNOLOGY

     The Company believes that it can reduce the time to market for its customers' products and leverage the activity of its design engineers and research and development expenditures through the use of its core of internally designed proprietary integrated circuit cells. With these standard integrated circuit cells, the Company seeks to rapidly develop and bring to volume production a wide range of application-specific integrated circuit solutions. The small die size requirements of many Battery Management Products often require the use of standard circuits as opposed to standard cells. A standard circuit is one that is tuned for process, layout and application requirements to perform a required function. The standard circuit is derived from a previously designed/proven circuit thereby enhancing time to market by further leveraging previous designs. The Company also believes that its integration of microcontroller cores with embedded volatile and non-volatile memory offers more programmable solutions for fast time to market.

MANUFACTURING

     Wafer Fabrication

     The Company does not own a facility for the manufacture of semiconductor wafers ("Wafers"), but instead subcontracts the manufacture of the Wafers used to make the Company's products to third parties. The Company currently obtains substantially all of its Wafers for use in its products from TSMC. The Company expects to remain dependent on TSMC for substantially all of its Wafer capacity for the foreseeable future. In May 1996, the Company entered into an Option Agreement with TSMC (the "Option Agreement"). Pursuant to the Option Agreement, the Company committed to purchase and TSMC committed to provide specified quantities of Wafers at prevailing market prices during the years 1997 through 2000. Additionally, the Company has an option to purchase and TSMC committed to provide certain additional Wafers to be purchased during the years 1997 through 2000. See Note 9 of Notes to Consolidated Financial Statements. Other subcontract sources of Wafer supply are used from time-to-time and are being considered for future use by the Company.

     BENCHMARQ currently uses a complementary metallic oxide silicon ("CMOS") fabrication process for most of its Wafer supply. Although the process geometries typically used by the Company are 1.2 and .8 micron, at least two new products have been designed for a .6 micron CMOS process and one new product for a .5 micron CMOS process. Other more technologically advanced processes are being considered for other new product projects.

     No assurance can be given that the Company will be able to utilize all of the Wafers it has committed to under the terms of the Option Agreement or that it will be able to reach an acceptable arrangement for other more technologically advanced processes on a timely basis, if at all. The Company's business, financial condition and operating results could be materially and adversely affected in either case.

     Manufacturing Processes

     Upon receipt from the Company's Wafer vendor, Wafers are probed in-house for electrical functionality. Wafers successfully completing the probe are then sent to outside vendors for die packaging. Upon return to the Company, selected packaged devices are subjected to abbreviated electrical testing, followed in most cases by burn-in testing. Packaged devices that successfully complete such testing are then subjected to final electrical testing. Other packaged devices, upon return from the Company's semiconductor vendor, go directly from receiving to final electrical testing. Once the final electrical test is passed, parts are routed through quality control for visual inspection and then on to finished goods for sale.

     The Company employs three assembly processes to build modules. For Battery Management Product modules, the Company typically uses a process that consists of automated pick and place equipment to attach one or more of the Company's Battery Management Products, along with several support components, to a printed circuit board. For NVSRAM modules, the Company uses a process that is mainly manual to populate a printed circuit board with one of the Company's nonvolatile controller devices, a button cell battery and SRAM memory device(s). For RTC modules, the Company also uses a process that is mainly manual to attach two external components, a crystal and a button cell battery, to the RTC packaged device. For durability both NVSRAM and RTC module products are encapsulated into plastic housings. Once the modules are encapsulated, they are routed to final electrical testing.

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

     As of February 28, 1998, the Company sold its products in the United States and Canada through 4 distributors and 21 independent sales representative organizations. BENCHMARQ maintains field sales staff in the metropolitan Atlanta and Dallas areas. As of February 28, 1998, the Company sold its products internationally through 25 independent distributors. BENCHMARQ also has a sales support presence in the Asia-Pacific region. Export sales also are supported by the Company's domestic support organization. In 1997, 1996 and 1995, the Company's export sales accounted for 66%, 67% and 51% respectively, of its net revenues. See Note 9 of Notes to Financial Statements.

     During 1997, the Company's distributor in Taiwan accounted for approximately $9.2 million, or 21%, of total net revenues and the Company's distributor in Japan accounted for approximately $5.4 million, or 12%, of total net revenues. No other customer directly accounted for greater than 10% of the total net revenues.

     Export sales are subject to a variety of risks, including those arising from fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences and export license requirements. Because the Company's international sales have to date been denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitive products that are denominated in local currencies.

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

     The Company's customers generally specify short delivery times when placing their product orders. As a result, backlog at the beginning of a quarter generally is not representative of the product sales that are anticipated for that quarter. Most orders in the Company's backlog are subject to rescheduling or cancellation without penalty by the customer at any time prior to 30 days before scheduled shipment. As of December 31, 1997, the Company's backlog was approximately $7.7 million, of which $4.7 million represented orders for Battery Management Products. The Company's backlog as of December 31, 1996 was approximately $9.5 million, of which $3.1 million represented orders for Battery Management Products. The Company includes in its reported backlog all released written purchase orders scheduled for shipment within the next six months.

RESEARCH AND DEVELOPMENT

     Extensive interface with customers and strategic alliance partners, such as certain battery and semiconductor manufacturers, plays a critical role in the Company's research and development direction. The Company's research and development efforts are organized into three basic groups: product development, design engineering and product and test engineering. The Company's expenditures for research and development totalled approximately $3.1 million in 1997, approximately $2.9 million in 1996, and approximately $2.2 million in 1995.

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

COMPETITION

     The markets for the Company's products are extremely competitive, and the Company expects this competition to increase. In the battery management market, the Company competes primarily with battery manufacturers that provide integrated circuits offering battery management functionality along with their batteries (particularly to larger customers), other independent suppliers of dedicated battery management integrated circuits and suppliers of programmable microcontrollers used for battery management. Major competitors in the battery management market include National Semiconductor Corporation, Philips Electronics N.V., Mitsubishi Electric Semiconductor, Mitsumi Electric Corporation and Maxim Integrated Products, Inc. The major suppliers in the NVSRAM market include Dallas Semiconductor Corporation ("Dallas Semiconductor") and SGS-Thomson Microelectronics N.V. ("SGS-Thomson"). In this market, the Company also competes with less expensive technologies such as ''flash memory.'' In the RTC market, the Company competes primarily with Dallas Semiconductor and with chipset manufacturers who have incorporated RTC functionality into their products, including the Company's licensee. In the battery management market, the principal bases of competition include performance, ease of integration into portable electronic systems, functionality, product flexibility, reliability and price. In the NVSRAM and RTC markets, the principal bases of competition are price, reliability, adherence to standards, performance and functionality. The Company believes that it is competitive with respect to each of these factors.

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

INTELLECTUAL PROPERTY AND PATENTS

     The Company's future success depends in part on its intellectual property rights, which the Company attempts to protect through patents, trademarks and a variety of other measures. There can be no assurance, however, that such measures will be adequate to prevent misappropriation or that others will not independently develop competitive technologies or products. There also can be no assurance that any patent owned by the Company will not be invalidated, circumvented or challenged, that the rights granted thereunder will provide competitive advantages to the Company or that any of the Company's pending or future patent applications will be issued within the scope of the claim sought by the Company, if at all. As of March 26, 1998, the Company had applied for 41 U.S. and six foreign patents, of which 26 have been granted or allowed and four have been abandoned. These patents expire at various times between 2010 and 2016. Also, as of such date, the Company had filed 18 U.S. and foreign trademark applications, of which nine have been registered, four have been allowed and three have been abandoned.

     Litigation may be necessary to protect the Company's intellectual property rights and trade secrets and to defend against claims of infringement or invalidity. From time to time, the Company has received communications from third parties alleging that the Company may be in violation of such third parties' intellectual property rights. The Company is currently in litigation with Dallas Semiconductor regarding allegations by Dallas Semiconductor that certain of the Company's products may infringe upon various patents asserted by Dallas Semiconductor. There can be no assurance that the Company will be successful in such litigation. See "Item 3. Legal Proceedings" of this Form 10-
K. Furthermore, there can be no assurance that additional claims against the Company, or claims for indemnification resulting from infringement claims asserted against the Company's customers, will not be asserted in the future. Should the Company be required to litigate any such claims, or if the Company should otherwise initiate litigation to protect its intellectual property rights, such litigation could be expensive and time consuming, could divert management resources and could have a material adverse effect on the Company's business, financial condition and operating results, regardless of the outcome of the litigation.

EMPLOYEES

     As of February 28, 1998, the Company had approximately 218 full-time and contract employees.

     The Company's employees are not currently represented by any collective bargaining agreements and the Company has never experienced a work stoppage due to a strike. The Company believes that its employee relations are good.


ITEM 2.   PROPERTIES

     The Company currently leases and operates a facility totalling approximately 71,000 square feet in Dallas, Texas. This facility houses all of the Company's manufacturing, administrative, engineering and marketing functions and certain of its sales functions. The Company is currently negotiating a lease for a new design center to be located in Austin, Texas.


ITEM 3.   LEGAL PROCEEDINGS

     The Company has filed a declaratory judgment action against Dallas Semiconductor in the United States District Court for the Eastern District of Texas, Sherman Division to resolve certain allegations of patent infringement asserted by Dallas Semiconductor. The Company had previously sought declaratory relief in a similar action filed in December 1995, which was dismissed in June 1996 based on Dallas Semiconductor's assurance to the court that it had not charged the Company with patent infringement. Since the filing of the suit by the Company in January 1997 in Sherman, Texas, Dallas Semiconductor has filed a lawsuit against the Company in February 1997 in the United States District Court for the Northern District of Texas, Dallas Division alleging patent infringement of some patents at issue in the Sherman litigation filed in December 1995 and January 1997 by the Company. In its lawsuit, Dallas Semiconductor is seeking an injunction against patent infringement, damages for lost profit (which may under certain circumstances be trebled), pre and post judgment interest and attorney's fees. To date, Dallas

Semiconductor has not specified an amount of monetary damages to which it alleges it is entitled. Subsequently, the courts ordered that the two cases be combined into one case in the United States District Court for the Eastern District of Texas. At present, 11 Dallas Semiconductor patents are included in this case. The Company is confident that it has not violated any of the patents asserted by Dallas Semiconductor and intends to vigorously pursue its case. However, due to the uncertainties associated with any litigation, the ultimate outcome cannot presently be determined.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1997.


                     EXECUTIVE OFFICERS OF THE REGISTRANT
          [PURSUANT TO INSTRUCTION 3 TO REGULATION S-K, ITEM 401(B)]

     The executive officers of the Company are as follows:

       NAME          AGE                     POSITION
-------------------  ---  -----------------------------------------------
Derrell C. Coker...   44  Chairman of the Board
Alan R. Schuele....   51  President, Chief Executive Officer and Director
William F. Davies..   39  Vice President, Product and Market Development
R. Scott Schaefer..   33  Chief Financial Officer and Corporate Secretary
Jimmie C. Vernon...   39  Vice President, Sales


     Mr. Coker has served as Chairman of the Board of the Company since May 1997 and a Director of the Company since the Company's inception in March 1989. From March 1989 until May 1997, Mr. Coker served as President and Chief Executive Officer of the Company. Prior to founding the Company, Mr. Coker was employed by Dallas Semiconductor from 1984 to 1989, where most recently he was Vice President for Sales. Prior thereto, he was co-owner of Technology Sales Co., a manufacturer's representative company, from 1982 to 1984. He also held various management, marketing and engineering related positions with Mostek Corporation, a semiconductor manufacturer, from 1973 to 1982.

     Mr. Schuele has served as President, Chief Executive Officer and a Director of the Company since May 1997. From August 1986 until joining the Company he was employed by Crystal Semiconductor, a wholly owned subsidiary of Cirrus Logic, Inc. where most recently he was Vice President and General Manager of the Industrial Products Division. He also held various sales and marketing management positions with Motorola Semiconductor, Mostek Corporation, and Cypress Semiconductor from 1973 to 1986. Mr. Schuele served as a pilot in the United States Marine Corps. from 1968 to 1973 and received a B.S. degree in Physics from Western Maryland College in 1968.

     Mr. Davies joined the Company as Director of Manufacturing in April 1989, and was appointed Vice President of Manufacturing in September 1990. Since September 1990, Mr. Davies has served in various vice president positions including his current position as Vice President of Product and Market Development. Prior to joining the Company, Mr. Davies was employed by Dallas Semiconductor from 1984 to 1989, most recently as Director of Production Development. Mr. Davies is a named inventor on two of the Company's granted patents. He has a B.S. degree in Mechanical Engineering from the University of Texas.

     Mr. Schaefer joined the Company in 1990 and has been Chief Financial Officer since November 1997 and Corporate Secretary since December 1997. Mr. Schaefer's prior positions with the Company include Corporate Controller, Assistant Secretary, and Accounting Manager. Previously, he spent four years as an auditor with the Dallas office of Ernst & Young LLP, where his primary client base included various high technology companies. He is a CPA in the State of Texas and received his B.B.A. in Accounting from Texas Tech University.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market, Inc. under the symbol BMRQ. The following table sets forth the quarterly high and low sales price information per share as reported on the Nasdaq National Market for fiscal years 1996 and 1997:


        1996:                                HIGH    LOW
                                            ------  ------

        First quarter ended March 31......  $ 8.63  $ 6.25
        Second quarter ended June 30......  $16.00  $ 7.00
        Third quarter ended September 30..  $12.75  $ 6.75
        Fourth quarter ended December 31..  $27.00  $10.00

        1997:                                HIGH    LOW
                                            ------  ------
        First quarter ended March 31......  $29.88  $11.13
        Second quarter ended June 30......  $22.25  $12.75
        Third quarter ended September 30..  $36.25  $17.50
        Fourth quarter ended December 31..  $25.25  $12.00


     On March 26, 1998, there were 79 holders of record of the common stock.
The Company estimates that there are approximately 2,200 beneficial stockholders of the Company's common stock.

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



ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's consolidated statements of income for the years ended December 31, 1997, 1996 and 1995 and the Company's consolidated balance sheets at December 31, 1997 and 1996 are derived from the audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and their related footnotes. The selected statements of income for the years ended December 31, 1994 and 1993 and balance sheet data at December 31, 1995, 1994 and 1993 are derived from audited financial statements which are not included in this report.

                                                 YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------
                                       1997      1996      1995      1994       1993
                                     --------  --------  --------  ---------  --------
STATEMENT OF OPERATIONS DATA:
Net revenues.......................   $44,437   $40,153   $29,215   $23,027   $15,061
Cost of sales......................    20,740    21,820    16,872    13,529     8,994
                                      -------   -------   -------   -------   -------
Gross margin.......................    23,697    18,333    12,343     9,498     6,067
Operating expenses:
    Research and development.......     3,087     2,922     2,238     1,882     1,974
   Selling, general and
    administrative.................    10,806     8,575     6,090     5,234     4,307
                                      -------   -------   -------   -------   -------
        Total operating expenses...    13,893    11,497     8,328     7,116     6,281
                                      -------   -------   -------   -------   -------
Income (loss) from operations......     9,804     6,836     4,015     2,382      (214)
Other income (expense), net........       462       457        57      (167)     (257)
                                      -------   -------   -------   -------   -------
Income (loss) before income taxes..    10,266     7,293     4,072     2,215      (471)
Provision for income taxes.........     3,595       231       270        60        --
                                      -------   -------   -------   -------   -------
Net income (loss)..................   $ 6,671   $ 7,062   $ 3,802   $ 2,155   $  (471)
                                      =======   =======   =======   =======   =======
Net income per common
      share/(1)/...................      $.97     $1.06      $.70      $.40
                                      =======   =======   =======   =======
Net income per common share
      assuming dilution/(1)/.......      $.86      $.96      $.61      $.35
                                      =======   =======   =======   =======
Weighted average shares
      outstanding/(1)/.............     6,867     6,640     5,451     5,323
                                      =======   =======   =======   =======
Weighted average shares
      assuming dilution/(1)/.......     7,752     7,391     6,273     6,094
                                      =======   =======   =======   =======

                                                       DECEMBER 31,
                                      -----------------------------------------------
                                         1997      1996      1995      1994      1993
                                      -------   -------   -------   -------   -------
BALANCE SHEET DATA:
Cash and cash equivalents..........   $ 2,883   $ 2,575   $12,653   $ 5,599   $ 4,756
Working capital....................    26,532    15,695    15,383     7,590     6,010
Total assets.......................    40,848    36,809    23,885    14,608    10,296
Long-term debt and obligations
    under capital leases
    (excluding current portion)....       702     1,260       891     2,632     2,402
Stockholders' equity...............    34,224    26,330    18,255     7,694     5,505

______________________
/(1)/ Per share data for the year ended December 31, 1993 has not been presented because such share information is not comparable or meaningful.

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

     BENCHMARQ currently is directing the majority of its research and development expenditures to the development of Battery Management Products. The Company believes that its revenues from Integrated Battery Products will not increase materially over the long-term and may decline. Accordingly, the Company expects that favorable future operating results will be substantially dependent upon its ability to expand sales of Battery Management Products. The Company experienced significant sales of Battery Management Products in 1997 and believes that battery management market opportunities will grow over time. However, much of this anticipated growth is expected to result from certain technological advances currently underway in the personal computer and portable communications markets. As a result, the Company's most significant challenges are the timely introduction of its next generation of Gas Gauge products that are compatible with and take advantage of these technological advances and acceptance of its newly introduced product for the communications market. Although the Company's management is optimistic about the prospects for its next generation of Gas Gauge products, there can be no assurance that the Company will be able to successfully develop and market these new products.

     A general softness in the industry began in late 1997 which has continued into 1998, and may continue in the future. This market condition has resulted in reduced longer term scheduled orders; therefore, the Company's visibility, as to future revenues, has been reduced for all of its product lines. As a result, the Company entered 1998 with a backlog of orders which was reduced from the beginning of 1997. The market conditions are in part precipitated by the current Asian economic crisis, because the Company's products are sold on a U.S. dollar basis. As such, customers are taking a cautious approach to placing longer term orders to control costs in the face of the uncertainty of the currency exchange ratios. The Company's manufacturing cycles are significantly longer than the short delivery notice currently being given by customers. The Company must rely on its forecasts to build certain products in quantities it believes will represent the future demand. If forecasts are not accurate the Company's ability to successfully negotiate orders with customers may be adversely affected.

     The Company expects that the general softness in the industry will result in a 10% to 15% decline in revenues in the first quarter of 1998 as compared to the fourth quarter of 1997. Income from operations for the first quarter of 1998, excluding merger related expense items, is expected to be about half that of the prior quarter due to lower revenues and margin declines. Margin declines are attributable mainly to the combined effects of price pressure, in large part due to the Asian currency devaluation, and reduced factory utilization. With the addition of merger related expenses, consisting primarily of legal and financial costs, the Company expects to report a nominal profit for the first quarter of 1998 .

     Due in large part to competitive pressures, which in some cases are amplified by foreign currency fluctuations, the Company's average selling prices for its products generally have declined over time, often significantly. These trends have had a particularly significant impact on Integrated Battery Products and the Company expects that average selling prices for these products will continue to decline in the future. The Company's ability to maintain or increase revenues will be highly dependent on the Company's ability to increase unit volumes of existing products and to introduce and sell new Battery Management Products and other products in quantities sufficient to compensate for the anticipated declines in average selling prices.

     A significant portion of the Company's product costs are controlled by vendors. Consequently, the Company generally has not been able to reduce costs to the extent necessary to offset generally lower product selling prices. In 1997, however, certain product costs benefited from market conditions that led to lower prices from vendors. Although these favorable market conditions are likely to continue into 1998, changes could occur in the future that result in higher vendor prices. The Company's principal means of maintaining or increasing gross margins in the future is the continued successful introduction of new

Battery Management Products. If the Company is not able to do so, the Company's business, financial condition and operating results would be materially and adversely affected.

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

     The Company has signed the definitive Merger Agreement with Unitrode and Merrimack. See Note 12 of the Notes to Consolidated Financial Statements. The combined company plans to concentrate efforts in BENCHMARQ's battery management business in addition to Unitrode's power management and power conversion businesses to create a more complete portable power product line. The Company believes that the combination of the two companies should expand the market opportunities in portable power products faster and further than those which would have been accessible independently. The combined company plans to continue to pursue its other currently established businesses. The combined resources of the two companies will offer an opportunity to pursue other new high growth markets to be targeted by the combined companies. An effect of the Merger will be a reduction in the percent of net revenue contribution to the combined company from the Integrated Battery Products of BENCHMARQ. Unitrode has a substantially larger established customer base and sale organization. However, there can be no assurance that these facts will have a positive effect on the sale of existing BENCHMARQ products. Significant administrative expense will be realized in the Merger effort. The Merger requires the approval of the stockholders of BENCHMARQ, and the issuance of the shares of Unitrode common stock contemplated by the Merger requires the approval of the stockholders of Unitrode. There can be no assurances that the Merger will be completed.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of total net revenues for the periods indicated:

                                           YEARS ENDED DECEMBER 31,
                                          ---------------------------
                                            1997      1996     1995
                                          --------  --------  -------

Net revenues............................    100.0%    100.0%   100.0%
Cost of sales...........................     46.7      54.3     57.8
                                            -----     -----    -----
Gross margin............................     53.3      45.7     42.2
Operating expenses:.....................
   Research and development.............      6.9       7.3      7.7
   Selling, general and administrative..     24.3      21.4     20.8
                                            -----     -----    -----
   Total operating expenses.............     31.2      28.7     28.5
                                            -----     -----    -----
Income from operations..................     22.1      17.0     13.7
Other income (expense), net.............      1.0       1.2       .2
                                            -----     -----    -----
Income before taxes.....................     23.1      18.2     13.9
Provision for income taxes..............      8.1       0.6       .9
                                            -----     -----    -----
Net income..............................     15.0%     17.6%    13.0%
                                            =====     =====    =====

     The following tables set forth the amount and percentage of total net revenues by type of product for the periods indicated:

                                  YEARS ENDED DECEMBER 31,
                               -------------------------------
                                 1997       1996       1995
                               ---------  ---------  ---------
                                       (in thousands)
Battery Management Products..  $  23,321  $  18,035  $   8,242
Integrated Battery Products..     20,824     21,839     19,281
Royalties/Other..............        292        279      1,692
                               ---------  ---------  ---------
Total net revenues...........  $  44,437  $  40,153  $  29,215
                               =========  =========  =========

                                  YEARS ENDED DECEMBER 31,
                               -------------------------------
                                 1997       1996       1995
                               ---------  ---------  ---------
Battery Management Products..       52.5%      44.9%      28.2%
Integrated Battery Products..       46.9       54.4       66.0
Royalties/Other..............        0.6        0.7        5.8
                               ---------  ---------  ---------
Total net revenues...........      100.0%     100.0%     100.0%
                               =========  =========  =========


Years Ended December 31, 1997, 1996 and 1995

     Net Revenues. Total net revenues increased 11%, to approximately $44.4 million, for the year ended December 31, 1997, from approximately $40.2 million for the year ended December 31, 1996. This increase was primarily attributable to increased unit sales of Gas Gauge integrated circuits ("IC") into the portable PC market, and to a lesser extent increased sales of Charger IC devices into cellular, consumer, power tool and portable computer applications and increased sales of high density NVSRAM modules into the networking/telecom markets. Battery Management Product revenues represented approximately 52% of total revenues in 1997, compared to approximately 45% in 1996. Revenues from the sale of Gas Gauge ICs represented a majority of battery management revenues in 1997 and a majority of total revenue growth from 1996. Revenue generated from RTC royalties and other miscellaneous sources, which consist of design service fees, nonrecurring engineering payments, miscellaneous product sales and certain allowances for doubtful accounts, represented 0.6% and 0.7% of total revenue in 1997 and 1996, respectively.

     The 37% increase in total net revenues in 1996 to approximately $40.2 million as compared to 1995 total net revenues of approximately $29.2 million was due primarily to increased unit shipments of Battery Management Products and higher density NVSRAM modules.

     The Company's revenues from international customers accounted for approximately $29.3 million, or 66% of total net revenues, for the year ended December 31, 1997, approximately $27.1 million, or 67% of total net revenues, for the comparable period in 1996, and approximately $15.0 million, or 51% of total net revenues, in 1995. In 1997, approximately 55% of the Company's total net revenues were derived from customers in the Asia-Pacific region. The Company's distributor in Taiwan accounted for approximately $9.2 million, or 21%, of total net revenues in 1997. The Company's distributor in Japan accounted for approximately $5.4 million, or 12%, of total net revenues in 1997. No other customer directly accounted for greater than 10% of the total net revenues.

     Export sales are subject to a variety of risks, including those arising from fluctuations in currency exchange rates, economic instability, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences and export license requirements. Because the Company's international sales have to date been denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies.

     Gross Margin. The Company's gross margin represented 53% and 46% of total net revenues for the years ended December 31, 1997 and 1996, respectively. Gross margin increased approximately $5.4 million, or 29%, to approximately $23.7 million for 1997 as compared to $18.3 million in 1996. This increase in gross margin and gross margin percentage was due primarily to an increase in unit sales of higher margin Battery Management Products and, to a lesser extent, higher density NVSRAM modules.

     The Company expects that gross margin in future periods will be adversely affected by declines in average selling prices, particularly with respect to its Integrated Battery Products. If worldwide semiconductor production capacities tighten in future periods, the Company may experience increases in certain vendor prices. To maintain or increase its gross margin over the long-term, the Company believes that it will be required to increase the percentage of its sales represented by Battery Management Products and achieve cost reductions in its products generally. There can be no assurance that the Company will be able to achieve any of these objectives.

     Gross margin increased approximately $6.0 million, or 49%, from $12.3 million in 1995, to approximately $18.3 million in 1996, primarily due to an increase in unit sales of higher margin Battery Management Products and, to a lesser extent, higher density NVSRAM modules.

     Research and Development. The Company's research and development expenses increased approximately 6% to $3.1 million in 1997 as compared to approximately $2.9 million in 1996. The increase was due primarily to increased engineering mask tooling expenses. As a percentage of total net revenues, research and development expense decreased slightly to approximately 6.9% in 1997 as compared to 7.3% in 1996. The Company's research and development expenses for 1995 were approximately $2.2 million, representing approximately 7.7% of total net revenues.

     The Company intends to continue to make a significant investment in research and development, particularly with respect to Battery Management Product opportunities, and believes that research and development expenses will therefore increase in absolute dollars and on a percentage basis.

     Selling, General and Administrative. Selling, general and administrative expense increased approximately $2.2 million to $10.8 million in 1997 as compared to 1996. This increase was due primarily to increases in legal, compensation, depreciation, and other general expenses. Much of the increase in legal expenses was due to a declaratory judgment proceeding brought by the Company against Dallas Semiconductor to resolve certain allegations of patent infringement asserted by Dallas Semiconductor. See "Item 3. Legal Proceedings" of this Form 10-K. Selling, general and administrative expense represented approximately 24% and 21% of total net revenues in 1997 and 1996, respectively. The expense increase of approximately $2.5 million in 1996 as compared with 1995 was due primarily to increases in compensation, sales commissions, depreciation, legal and other general expenses.

     The absolute amount of selling, general and administrative expense is expected to continue to increase as the Company expands its product lines and geographic infrastructure.

     Other Income (Expense), Net. Other income (expense), net consists primarily of interest earned on short-term investments of funds, net of interest expense on capital lease obligations and a $2.0 million note payable in 1995. For 1997, the Company realized net other income of approximately $462,000 as compared to net other income of approximately $457,000 in 1996 and approximately $57,000 in 1995. This improvement was due primarily to higher average balances of invested funds and the retirement of the $2.0 million subordinated note payable in December 1995. Proceeds from the Company's initial public offering in December 1995 contributed significantly to the increase in funds available for investment.

     Provision for Income Taxes. The Company generated both book and taxable income during 1997, 1996 and 1995. The Company employed an effective tax rate of 35% and recorded a provision for income tax of $3,595,575 during 1997. In July 1997, the Company established a foreign sales corporation ("FSC"). During 1997, the Company's tax provision benefitted from the establishment of the FSC by approximately $164,000. The Company expects the 1998 FSC benefit will be approximately twice that of 1997 since the FSC will be in operation for the entire year. Conversely, the pre-tax income generated during 1996 and 1995 was substantially offset by net operating loss carryforwards from prior operating periods and the recognition of a net deferred tax asset in 1996. A provision for income tax of $231,000 was recorded in 1996, consisting primarily of federal and state income taxes. A provision for income tax of $270,000 was recorded in 1995, consisting primarily of alternative minimum tax and state income tax. See
Note 5 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital needs are to finance accounts receivable, inventories and additions of capital assets. Prior to its initial public offering, completed in December 1995, the Company financed its operations primarily through the private issuance of equity securities and, to a lesser extent, debt financing and lease lines of credit. Approximately $9.1 million of cash was generated by operating activities in 1997 as compared to $7.4 million and $4.3 million in 1996 and 1995, respectively.

     Net cash used in investing activities of approximately $7.8 million during 1997 was attributable primarily to the investment of approximately $4.2 million into marketable securities. In addition, $3.4 million was used to prepay certain quantities of Wafers pursuant to the Option Agreement under which TSMC is committed to supply and the Company is committed to purchase Wafers. This prepayment was partially offset by the utilization of $840,000 of the prepayment during 1997. Finally, approximately $1.1 million was used for capital expenditures consisting primarily of assembly and engineering equipment and office expansion. Comparatively, net cash used during 1996 amounted to approximately $16.8 million and was attributable primarily to the investment of much of the Company's cash equivalents into short-term investments with higher expected yields, and, to a lesser extent, a $2.5 million prepayment for certain quantities of Wafers pursuant to the Option Agreement with TSMC and capital expenditures. Net cash used during 1995 amounted to approximately $1.2 million and consisted of capital expenditures.

     Financing activities have consisted primarily of the issuance of equity and payments under capital lease obligations. Financing activities used cash during 1997 of approximately $964,000, which consisted of proceeds of approximately $434,000 from issuances of stock and payments of approximately $1.4 million under capital lease obligations. Comparatively, financing activities used cash during 1996 of approximately $668,000, which consisted of proceeds of approximately $668,000 from issuances of stock and payments of approximately $1.3 million under capital lease obligations. In 1995, financing activities generated cash of $3.9 million and consisted primarily of the Company's initial public offering, which provided cash of $6.7 million net of costs, and the retirement of the $2.0 million subordinated note payable.

     The Company's principal sources of liquidity are cash generated from operations as well as cash and cash equivalents and short-term investments of approximately $19.9 million at December 31, 1997. The Company's short-term investments are in municipal and tax free bonds. In addition, the Company has a lease line of credit with BancBoston Leasing, Inc. During 1997, the Company used approximately $2.0 million of credit under its outstanding lease line primarily for additions of test equipment. As of

February 28, 1998, approximately $888,000 was available under the lease line for additional acquisitions of equipment.

     The Company anticipates capital asset additions to range between $4.0 million and $9.0 million in 1998, a large part of which will be used to expand test capacity for certain of its Battery Management Products and the possible acquisition of real estate.

     The Company believes that existing cash balances and other capital resources will be sufficient to meet the Company's cash requirements at least through 1998. However, the Company may also seek to establish additional lines of credit to augment its funding of operating activities during 1998. There can be no assurance that the Company will be able to establish any such lines of credit.

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

IMPACT OF YEAR 2000

     Some of the Company's older computer programs were written using two digits rather than four digits to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This feature could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed a preliminary assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total "Year 2000" project cost, however, is not expected to be material to the Company's consolidated results of operations, financial position, or cash flows.

     The project is estimated to be completed not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction G(3) of this Form 10-K, the information required by this item will either appear in the Company's definitive Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders or in an amendment to this Form 10-K, one of which will be filed with the Commission on or before the 120th day following the end of the Company's fiscal year.

     The information required by this item with respect to Executive Officers of the Company is included in Part I of this Report under the heading "Executive Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G(3) of this Form 10-K, the information required by this item will either appear in the Company's definitive Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders or in an amendment to this Form 10-K, one of which will be filed with the Commission on or before the 120th day following the end of the Company's fiscal year.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to General Instruction G(3) of this Form 10-K, the information required by this item will either appear in the Company's definitive Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders or in an amendment to this Form 10-K, one of which will be filed with the Commission on or before the 120th day following the end of the Company's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G(3) of this Form 10-K, the information required by this item will either appear in the Company's definitive Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders or in an amendment to this Form 10-K, one of which will be filed with the Commission on or before the 120th day following the end of the Company's fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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


Date:  March 30, 1998         BENCHMARQ MICROELECTRONICS, INC.

                              By:          /s/ Alan R. Schuele
                                 -----------------------------------------------
                                               Alan R. Schuele
                                 Director, President and Chief Executive Officer


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan R. Schuele and R. Scott Schaefer, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


       SIGNATURE                        TITLE                      DATE
       ---------                        -----                      ----

/s/  Alan R. Schuele      Director, President and Chief       March 30, 1998
------------------------  Executive Officer (Principal
*Alan R. Schuele          Executive Officer)


/s/  R. Scott Schaefer    Chief Financial Officer             March 30, 1998
------------------------  (Principal
*R. Scott Schaefer        Financial and Accounting Officer)


/s/  Derrell C. Coker     Chairman of the Board               March 30, 1998
------------------------
*Derrell C. Coker

/s/  L.J. Sevin           Director                            March 30, 1998
------------------------
*L.J. Sevin

/s/  Berry Cash           Director                            March 30, 1998
------------------------
*Berry Cash

/s/  Dietrich Erdmann     Director                            March 30, 1998
------------------------
*Dietrich Erdmann

       SIGNATURE                        TITLE                      DATE
       ---------                        -----                      ----

/s/  Charles Phipps       Director                            March 30, 1998
------------------------
*Charles Phipps

/s/  Jack S. Kilby        Director                            March 30, 1998
------------------------
*Jack S. Kilby

                                 EXHIBIT INDEX


EXHIBIT NUMBER AND DESCRIPTION


(2)  Plan of acquisition, reorganization, arrangement, liquidation or succession

     2.1 Agreement and Plan of Merger by and among Unitrode, Merrimack Corporation and the Company, dated as of March 2, 1998 (including the form of Stock Option Agreement between the Company and Unitrode)/(13)/

(3)  Articles of incorporation and bylaws

     3.1 Seventh Amended and Restated Certificate of Incorporation of the Company/(2)/
     3.2  Bylaws of the Company (As Amended through June 25, 1997)/(10)/

(4)  Instruments defining the rights of security holders, including debentures

     4.1  Specimen Common Stock certificate/(4)/


(10) Material contracts

     10.1 Development and Technology License Agreement dated as of March 11, 1994, by and between the Company and Acer Laboratories, Inc. (confidential treatment has been granted with respect to portions of this Exhibit)/(2)/

     10.2 Joint Development Agreement dated as of October 14, 1993, by and between the Company and OPTi, Inc. (confidential treatment has been granted with respect to portions of this Exhibit)/(2)/

     10.3 Wafer Purchase Agreement dated as of October 14, 1993, by and between the Company and OPTi, Inc./(2)/

     10.4 Development Agreement dated as of April 17, 1995, by and between the Company and SANYO Energy (USA) Corporation (confidential treatment has been granted with respect to portions of this Exhibit)/(2)/

     10.5 Resolution Agreement dated as of May 22, 1995, by and between the Company and SGS-Thomson Microelectronics, Inc. (confidential treatment has been granted with respect to portions of this Exhibit)/(2)/

     10.6 Microcontroller Contract dated as of February 4, 1994, by and between the Company and SGS-Thomson Microelectronics, Inc./(2)/

     10.7 Joint Development Agreement dated as of September 22, 1993, by and between the Company and SGS-Thomson Microelectronics, Inc./(2)/

     10.8 Patent License Agreement dated as of January 14, 1992, by and between the Company and SGS-Thomson Microelectronics, Inc./(2)/

     10.9 Distribution Agreement dated as of February 1, 1991, by and between the Company and Prospect Technology Corporation./(2)/

     10.10 Master Equipment Lease dated as of April 23, 1992, by and between the Company and BancBoston Leasing Inc./(2)/

     10.11 Sublease Agreement dated as of February 23, 1995, by and between the Company and CONVEX Computer Corporation/(2)/

     10.12 Lease Agreement dated as of June 26, 1995, by and between the Company and Kancro, L.P./(2)/

     10.13 Form of Indemnity Agreement entered into with directors and certain officers of the Company/(2)/

*    10.14 BENCHMARQ Microelectronics, Inc. 1989 Stock Option Plan
           (Amended and Restated as of April 1, 1996)/(6)/

*    10.15 BENCHMARQ Microelectronics, Inc. 1995 Flexible Stock Option
           Plan (Amended and Restated as of September 18, 1996)/(6)/

*    10.16 1995 BENCHMARQ Microelectronics, Inc. Bonus Plan (Amended and
           Restated as of April 1, 1996)/(6)/

*    10.17 BENCHMARQ Microelectronics, Inc. Profit Sharing Program
           (Amended and Restated as of September 18, 1996)/(6)/

     10.18 Wafer Supply Agreement dated as of September 25, 1995, by and between the Company and Sanyo Electric Co., Ltd. (confidential treatment has been granted with respect to portions of this Exhibit)/(3)/

     10.19 Series F Preferred Stock Purchase Agreement dated as of September 30, 1993 by and among the Company and other parties signatory thereto/(8)/

     10.20 Second Amendment and Restatement of Riders Nos. 1 and 2 to the
           Master Equipment Lease dated as of April 23, 1992, by and between the Company and BancBoston Leasing Inc./(8)/

     10.21 Option Agreement between Taiwan Semiconductor Manufacturing Co.,
           Ltd. and the Company dated as of May 31, 1996 (confidential treatment has been requested by the company for portions of this agreement.)/(7)/

     10.22 Wafer Production Agreement between Taiwan Semiconductor Co., Ltd.
           and the Company dated as of July 30, 1996 (confidential treatment has been requested by the company for portions of this agreement.)/(7)/

     10.23 Rider No. 1 to the Second Amendment and Restatement of Riders Nos. 1 and 2 to the Master Equipment Lease dated as of April 23, 1992, by and between the Company and Banc Boston Leasing Inc./(12)/

     10.24 Amendment to the Option Agreement between Taiwan Semiconductor manufacturing Co., Ltd. and the Company (confidential treatment has been requested by the Company for portions of this Agreement)./(9)/

     10.25 BENCHMARQ Microelectronis, Inc. 1995 Flexible Stock Option Plan (Amended and Restated as of March 11, 1997)./(9)/

     10.26 Master Equipment Lease dated as of September 16, 1997, by and between the Company and BancBoston Leasing, Inc./(11)/

*    10.27 Form Employment Agreement entered into with certain officers and a key employee./(1)/

(21) Subsidiaries of the Registrant

     21.1  Significant Subsidiaries of the Company./(1)/

(23) Consent of experts and counsel

     23.1  Consent of Ernst & Young LLP/(1)/

(24) Power of Attorney

     24.1 Power of Attorney of each officer and director of the Company whose name appears on the signature page and followed by an asterisk (contained on pages 25 and 26).

(27) Financial Data Schedule

     27.1  Financial Data Schedule./(1)/

     27.2 Financial Data Schedule (restated for the periods ending September 30, 1997, June 30, 1997 and March 31, 1997)./(1)/

     27.3 Financial Data Schedule (restated for the periods ending December 31, 1996, September 30, 1996 and June 30, 1996)./(1)/

____________________
/(1)/  Filed herewith
/(2)/ Previously filed with the Company's Registration Statement on Form S-1 (Registration No. 33-96896) filed with the Securities and Exchange Commission on September 13, 1995 and incorporated herein by reference.
/(3)/ Previously filed with Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 6, 1995 and incorporated herein by reference.
/(4)/ Previously filed with Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 8, 1995 and incorporated herein by reference.

/(5)/ Previously filed with Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 16, 1996 and incorporated herein by reference.
/(6)/ Previously filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 filed with the Securities and Exchange Commission on November 14, 1996 and incorporated herein by reference.
/(7)/ Previously filed with the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 1996 filed with the Securities and Exchange Commission on November 21, 1996 and incorporated herein by reference.
/(8)/ Previously filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1995 filed with the Securities and Exchange Commission on February 20, 1996 and incorporated herein by reference.
/(9)/ Previously filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997 filed with the Securities and Exchange Commission on May 6, 1997 and incorporated herein by reference.
/(10)/ Previously filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 filed with the Securities and Exchange Commission on August 5, 1997 and incorporated herein by reference.
/(11)/ Previously filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 filed with the Securities and Exchange Commission on November 10, 1997 and incorporated herein by reference.
/(12)/ Previously filed with the Company's Annual Report on Form 10-K for the period ended December 31, 1996 filed with the Securities and Exchange Commission on February 27, 1997 and incorporated herein by reference.
/(13)/ Previously filed with the Company's Current Report on Form 8-K filed with the Commission on March 3, 1998 and incorporated herein by reference.

*    Management Compensatory Plan

                       BENCHMARQ MICROELECTRONICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
Report of Ernst & Young LLP, Independent Auditors...................   F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996........   F-3
Consolidated Statements of Income for the years ended
 December 31, 1997, 1996, and 1995..................................   F-4
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997, 1996, and 1995..................................   F-5
Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1996, and 1995..................................   F-6
Notes to Consolidated Financial Statements..........................   F-7

               REPORT OF ERNST & YOUNG, LLP INDEPENDENT AUDITORS

Board of Directors and Stockholders
BENCHMARQ Microelectronics, Inc.

We have audited the accompanying consolidated balance sheets of BENCHMARQ Microelectronics, Inc. (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BENCHMARQ Microelectronics, Inc., at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                        /s/ Ernst & Young LLP


Dallas, Texas
January 26, 1998
except for Notes 11 and 12, as to which the date is March 2, 1998

                        BENCHMARQ MICROELECTRONICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                                     -----------------------------------
                                                                                             1997              1996
                                                                                     -----------------------------------
ASSETS
Current assets:
Cash and cash equivalents............................................................      $ 2,882,608       $ 2,575,350
Short-term investments (Note 3)......................................................       17,061,044        12,878,526
Receivables, net of allowance for doubtful accounts and estimated returns of
 $863,785 and $388,471 at December 31, 1997 and 1996.................................        4,601,796         4,410,448

Inventories (Note 4).................................................................        4,692,050         4,035,175
Prepayment for product purchases (Note 9)............................................        1,680,000                 -
Deferred income tax assets (Note 5)..................................................          857,619           660,095
Prepaid expenses.....................................................................          148,014           354,978
                                                                                     -----------------------------------
Total current assets.................................................................       31,923,131        24,914,572

Property and equipment, at cost:
Furniture and fixtures...............................................................        1,166,054           810,553
Equipment............................................................................        5,246,351         3,976,191
Computer software....................................................................          536,925           520,809
                                                                                     -----------------------------------
                                                                                             6,949,330         5,307,553
Accumulated depreciation.............................................................        4,257,801         2,806,832
                                                                                     -----------------------------------
                                                                                             2,691,529         2,500,721

Equipment under capital lease obligations (Note 6)...................................        4,154,061         4,274,173
Accumulated amortization.............................................................        1,358,815         1,067,143
                                                                                     -----------------------------------
                                                                                             2,795,246         3,207,030

Prepayment for product purchases, less current (Note 9)..............................        3,360,000         5,880,000
Noncurrent deferred income tax and other assets (Note 5).............................           78,569           306,784
                                                                                     -----------------------------------
Total assets.........................................................................      $40,848,475       $36,809,107
                                                                                     -----------------------------------

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable.....................................................................      $ 1,665,008       $ 1,852,516
Note payable (Note 9)................................................................                -         3,380,000
Payroll and related benefits.........................................................          239,022           618,154
Income taxes payable (Note 5)........................................................          337,347           104,271
Other accrued liabilities............................................................          670,603           732,952
Deferred income on shipments to distributors.........................................        1,250,291         1,219,800
Current obligations under capital leases (Note 6)....................................        1,229,053         1,311,905
                                                                                     -----------------------------------
Total current liabilities............................................................        5,391,324         9,219,598

Obligations under capital leases, less current obligations (Note 6)..................          701,658         1,259,927
Deferred income taxes (Note 5).......................................................          531,773                 -

Commitments and contingencies (Notes 6, 9, 11 and 12)

Stockholders' equity (Note 7)
Common stock, $.001 par value; 50,000,000 shares authorized; 7,005,417 and 6,841,808
 shares issued at December 31, 1997 and 1996, respectively...........................            7,005             6,842

Additional paid-in capital...........................................................       26,154,437        24,932,678
Retained earnings....................................................................        8,062,822         1,392,162
Net unrealized gain on short-term investments........................................           12,256            10,700
Treasury stock, 64,000 common shares, at cost........................................          (12,800)          (12,800)
                                                                                     -----------------------------------
Total stockholders' equity...........................................................       34,223,720        26,329,582
                                                                                     -----------------------------------
Total liabilities and stockholders' equity...........................................      $40,848,475       $36,809,107
                                                                                     ===================================

                            See accompanying notes.

                        BENCHMARQ MICROELECTRONICS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                             YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------
                                                    1997               1996               1995
                                           ---------------------------------------------------------
Net revenues (Note 9)......................        $44,437,487        $40,152,897        $29,214,852
Cost of sales..............................         20,739,994         21,819,544         16,871,504
                                           ---------------------------------------------------------
Gross margin...............................         23,697,493         18,333,353         12,343,348

Operating expenses:
 Research and development..................          3,087,190          2,922,338          2,238,629
 Selling, general, and administrative......         10,805,686          8,574,391          6,090,115
                                           ---------------------------------------------------------
Total operating expenses...................         13,892,876         11,496,729          8,328,744
                                           ---------------------------------------------------------
Income from operations.....................          9,804,617          6,836,624          4,014,604

Other income (expense):
 Interest income...........................            671,880            705,499            402,779
 Interest expense..........................           (178,343)          (210,314)          (339,619)
 Other.....................................            (31,919)           (38,389)            (5,690)
                                           ---------------------------------------------------------
Income before provision for income taxes...         10,266,235          7,293,420          4,072,074

Provision for income taxes (Note 5)........          3,595,575            231,000            270,000
Net income.................................        $ 6,670,660        $ 7,062,420        $ 3,802,074
                                           =========================================================
Net income per common share (Note 8).......              $0.97              $1.06              $0.70
                                           =========================================================
Net income per common share -
 assuming dilution (Note 8)................              $0.86              $0.96              $0.61
                                           =========================================================



                            See accompanying notes.

                        BENCHMARQ MICROELECTRONICS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   SERIES A THROUGH F
                                                                  CONVERTIBLE PREFERRED
                                           COMMON STOCK                   STOCK
                                        ----------------------------------------------------  ADDITIONAL        RETAINED
                                          NUMBER        PAR        NUMBER          PAR         PAID-IN          EARNINGS
                                         OF SHARES     VALUE      OF SHARES       VALUE        CAPITAL          (DEFICIT)
                                        ----------------------------------------------------------------------------------
Balance at December 31, 1994..........    298,941     $  299     20,422,575      $ 204,226   $16,974,907      $(9,472,332)
  Issuance of common stock upon
    exercise of options and warrants..     95,933         96              -              -        25,601                -
 Issuance of common stock for cash,
    net of offering costs (Note 7)....  1,000,000      1,000              -              -     6,732,238                -
 Conversion of preferred stock
    (Note 7)..........................  5,105,622      5,106    (20,422,575)      (204,226)      199,120                -
 Net income...........................          -          -              -              -             -        3,802,074
                                        ----------------------------------------------------------------------------------
Balance at December 31, 1995..........  6,500,496      6,501              -              -    23,931,866       (5,670,258)
 Issuance of common stock upon
    exercise of stock options and
    warrants, including income tax
    benefit of $333,418...............    256,312        256              -              -       416,513                -
 Issuance of common stock for cash,
    net of offering costs (Note 7)....     85,000         85              -              -       584,299                -
 Net unrealized gain on short-term
    investments.......................          -          -              -              -             -                -
 Net income...........................          -          -              -              -             -        7,062,420
                                        ----------------------------------------------------------------------------------
Balance at December 31, 1996..........  6,841,808      6,842              -              -    24,932,678        1,392,162
 Issuance of common stock upon
    exercise of stock options, including
    income tax benefit of $679,524 and
    other stock option activity.......    163,609        163              -              -     1,221,759                -
 Net unrealized gain on short-term
    investments.......................          -          -              -              -             -                -
 Net income...........................          -          -              -              -             -        6,670,660
                                        ----------------------------------------------------------------------------------
Balance at December 31, 1997..........  7,005,417     $7,005              -   $          -   $26,154,437      $ 8,062,822
                                      ==============================================================================================

                                           NET
                                        UNREALIZED     TREASURY STOCK
                                         GAIN ON    ----------------------
                                        SHORT-TERM    NUMBER                       STOCKHOLDERS'
                                       INVESTMENTS  OF SHARES      AMOUNT            EQUITY
                                       ---------------------------------------------------------
Balance at December 31, 1994..........  $     -      64,000       $(12,800)      $ 7,694,300
 Issuance of common stock upon
    exercise of options and warrants..        -          -             -              25,697
 Issuance of common stock for cash,
    net of offering costs (Note 7)....        -          -             -           6,733,238
 Conversion of preferred stock
    (Note 7)..........................        -          -             -                  -
 Net income...........................        -          -             -           3,802,074
                                       ---------------------------------------------------------
Balance at December 31, 1995..........        -      64,000        (12,800)       18,255,309
 Issuance of common stock upon
    exercise of stock options and
    warrants, including income tax
    benefit of $333,418...............        -          -             -             416,769
 Issuance of common stock for cash,
    net of offering costs (Note 7)....        -          -             -             584,384
 Net unrealized gain on short-term
    investments.......................    10,700         -             -              10,700
 Net income...........................        -          -             -           7,062,420
                                       ---------------------------------------------------------
Balance at December 31, 1996..........    10,700     64,000        (12,800)       26,329,582
 Issuance of common stock upon
    exercise of stock options, including
    income tax benefit of $679,524 and
    other stock option activity.......        -          -             -           1,221,922
 Net unrealized gain on short-term
    investments.......................     1,556         -             -               1,556
 Net income...........................        -          -             -           6,670,660
                                       ---------------------------------------------------------
Balance at December 31, 1997..........   $12,256     64,000       $(12,800)       $34,223,720
                                       ---------------------------------------------------------

                            See accompanying notes.

                        BENCHMARQ MICROELECTRONICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------
                                                                   1997              1996               1995
                                                           ------------------------------------------------------
OPERATING ACTIVITIES
Net income.................................................     $  6,670,660       $  7,062,420       $ 3,802,074
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization...........................        2,005,607          1,650,464         1,025,932
   Allowance for doubtful accounts and estimated
    returns................................................          475,314            208,548           169,838
   Loss on disposition of fixed assets.....................           30,158             38,389             5,690
   Tax benefit of employee stock options and other
    stock option activity..................................          788,262            333,418                 -
   Deferred income taxes...................................          560,015           (885,861)                -
   Changes in operating assets and liabilities:
    Receivables............................................         (655,662)          (462,398)          (10,078)
    Inventories............................................         (656,875)          (884,581)       (1,210,391)
    Prepaid expenses and other assets......................          209,415           (234,975)          228,777
    Accounts payable.......................................         (187,488)          (551,081)          458,102
    Accrued liabilities....................................         (208,405)           605,252          (142,885)
    Deferred income on shipments to distributors...........           30,491            549,464            (7,379)
                                                           ------------------------------------------------------
Net cash provided by operating activities..................        9,061,492          7,429,059         4,319,680

INVESTING ACTIVITIES
Prepayment for product purchases...........................       (3,380,000)        (2,500,000)                -
Reduction in prepayment for product purchases..............          840,000                  -                 -
Capital expenditures.......................................       (1,069,379)        (1,471,567)       (1,213,996)
Investment in short-term investments.......................      (59,395,883)       (39,656,725)                -
Maturities of short-term investments.......................       55,214,921         26,788,899                 -
                                                           ------------------------------------------------------
Net cash used by investing activities......................       (7,790,341)       (16,839,393)       (1,213,996)

FINANCING ACTIVITIES
Proceeds from issuance of common stock upon exercise
 of stock options and warrants.............................          433,660             83,351            25,697
Proceeds from issuance of common stock,
 net of offering costs (Note 7)............................                -            584,384         6,733,238
Principal payments under capital lease obligations.........       (1,397,553)        (1,335,311)         (802,178)
Principal payments on notes payable........................                -                  -        (2,008,271)
                                                           ------------------------------------------------------
Net cash (used) provided by financing activities...........         (963,893)          (667,576)        3,948,486
                                                           ------------------------------------------------------

Net change in cash and cash equivalents....................          307,258        (10,077,910)        7,054,170
Cash and cash equivalents at beginning of period...........        2,575,350         12,653,260         5,599,090
                                                           ------------------------------------------------------
Cash and cash equivalents at end of period.................     $  2,882,608       $  2,575,350       $12,653,260
                                                           ======================================================

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest.....................................     $    178,343       $    210,314       $   339,619
                                                           ======================================================
Cash paid for income taxes                                      $  2,122,960       $    787,103       $   222,069
                                                           ======================================================

                            See accompanying notes.

                       BENCHMARQ MICROELECTRONICS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. DESCRIPTION OF BUSINESS

BENCHMARQ Microelectronics, Inc. (the Company) is engaged principally in the design, manufacture, and marketing of integrated circuits (ICs) and electronic modules and assemblies for portable and power-sensitive electronic applications. Net revenues consist primarily of sales of Battery Management ICs and assemblies, Non-Volatile Static Random Access Memory modules, Non-Volatile Controller ICs, and Real-Time Clock modules and ICs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash in bank checking accounts and commercial money market accounts.

SHORT-TERM INVESTMENTS

Short-term investments consist of municipal and other tax-free debt securities. At December 31, 1997, all of these securities were classified as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Interest earned on all securities is included in interest income.

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

                       BENCHMARQ MICROELECTRONICS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

Certain of the Company's sales are made to distributors under agreements allowing the right to return products not yet sold by the distributor. Because of the uncertainty associated with future returns, the Company defers recognition of sales made to domestic distributors and the related profit in its financial statements until the products are sold by the distributors. Sales to international distributors and nondistributors are recognized upon shipment of the products, less estimated returns. Sales to international distributors are recognized upon shipment of the products because actual returns from international distributors have not been material.

Revenue from product royalty agreements is recognized when earned. Royalty revenues included in net revenues were approximately $194,000, $351,000 and $962,000 in the years ended December 31, 1997, 1996 and 1995, respectively.

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

                       BENCHMARQ MICROELECTRONICS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

based on available evidence, it is more likely than not it will be realized. The effect of a change in income tax rates on deferred taxes is recognized in the period that includes the enactment date.

CONCENTRATION OF CREDIT RISK

The Company markets its products for sale to original equipment manufacturers
(OEMs) and distributors primarily in the United States, Europe, and the Asia-Pacific Region. Credit is extended based on an evaluation of the customer's financial condition, and collateral is generally not required. The Company maintains an allowance for losses based upon the expected collectibility of all accounts receivable. See Note 9.

The Company believes it is adequately reserved with regard to receivables from customers in the Asia-Pacific Region. However, due to uncertainties related to the economic condition of the countries in this region, the Company's consolidated financial statements could be materially affected by the inability to collect receivables from these customers.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

BASIS OF PRESENTATION

Certain prior year amounts have been reclassified to conform to the 1997 presentation.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130

In 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of

                       BENCHMARQ MICROELECTRONICS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

general-purpose financial statements. Comprehensive income is defined in FASB Concepts Statement No. 6, Elements of Financial Statements, as, "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." Statement 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported separately in a financial statement in the period they are recognized. Statement 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The impact of Statement 130 on the Company's consolidated financial statements is not expected to be material.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131

In 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of Statement 131 will have no impact on the Company's consolidated results of operations, financial position, or cash flows.

3. SHORT-TERM INVESTMENTS

The following is a summary of available-for-sale securities at December 31, 1997 and 1996:

                                                                           UNREALIZED
                                                                            HOLDING
                                                                             GAINS                FAIR
                                                         COST               (LOSSES)             VALUE
                                                -------------------------------------------------------------
1997
----
Municipal and other tax-free debt securities              $17,048,788            $12,256          $17,061,044
                                                =============================================================

1996
----
U.S. government debt securities                           $ 2,500,459            $  (603)         $ 2,499,856
Municipal and other tax-free debt securities                3,802,201             13,997            3,816,198
Corporate debt securities                                   6,565,166             (2,694)           6,562,472
                                                -------------------------------------------------------------
Total                                                     $12,867,826            $10,700          $12,878,526
                                                =============================================================

                       BENCHMARQ MICROELECTRONICS, INC.

3. SHORT-TERM INVESTMENTS

The fair value of the Company's investment in debt securities at December 31, 1997, by contractual maturity, is as follows:

     Due in less than 1 year                                                         $15,557,400
     Due in 1 to 2 years                                                               1,503,644
                                                                           ---------------------
     Total                                                                           $17,061,044
                                                                           =====================

4. INVENTORIES

Inventories consist of the following:

                                                                          DECEMBER 31,
                                                             ------------------------------------
                                                                     1997              1996
                                                             ------------------------------------
     Finished goods                                                  $2,090,256        $1,737,739
     Work-in-process                                                  1,223,743         1,145,276
     Raw materials                                                    1,378,051         1,152,160
                                                             ------------------------------------
                                                                     $4,692,050        $4,035,175
                                                             ====================================

5. INCOME TAXES

The significant components of the provision for income taxes are as follows:

                                                  1997                1996               1995
                                          ----------------------------------------------------------
     Federal:
       Current                                     $2,796,904         $1,006,861            $ 78,500
       Deferred                                       560,013           (885,861)                  -
     State                                            238,658            110,000             191,500
                                          ----------------------------------------------------------
                                                   $3,595,575         $  231,000            $270,000
                                          ==========================================================

                       BENCHMARQ MICROELECTRONICS, INC.

5. INCOME TAXES

The provisions for income taxes differ from the amounts computed by applying the statutory United States federal income tax rate to income before provision for income taxes as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------
                                                               1997               1996               1995
                                                      --------------------------------------------------------
Federal income tax expense at statutory rate                   $3,490,520        $ 2,479,763       $ 1,384,505
Benefit of net operating loss carryforwards                       (35,220)        (2,307,552)       (1,384,505)
Tax-exempt foreign sales corporation income                      (164,139)                 -                 -
Research and development credit                                   (73,220)          (109,561)                -
Alternative minimum tax                                                 -                  -            78,500
State income taxes, net of federal benefit                        157,514             72,600           191,500
Other                                                             220,120             95,750                 -
                                                      --------------------------------------------------------
                                                               $3,595,575        $   231,000       $   270,000
                                                      ========================================================

The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                        DECEMBER 31,
                                                                             --------------------------------
                                                                                1997                  1996
                                                                             --------------------------------
Deferred tax assets:
 Inventories                                                                 $  279,349            $  208,199
 Property and equipment                                                         392,816               389,587
 Accrued liabilities                                                              2,958                68,449
 Deferred income on shipments to distributors                                   425,099               475,772
 Research and development credit carryforward                                    22,863               331,796
 Alternative minimum tax credit carryforward                                          -               123,274
 Net operating loss carryforwards                                                64,324                99,544
                                                                             --------------------------------
Total deferred tax assets                                                     1,187,409             1,696,621

Deferred tax liabilities:
 Prepaid expenses                                                               (50,325)             (139,486)
 Property and equipment                                                        (566,514)             (555,774)
 Other, net                                                                    (244,724)             (115,500)
                                                                             --------------------------------
Total deferred tax liabilities                                                 (861,563)             (810,760)
                                                                             --------------------------------

Deferred income tax assets, net of deferred
 income tax liabilities                                                      $  325,846            $  885,861
                                                                             ================================

For federal income tax purposes, at December 31, 1997, the Company has a net operating loss carryforward of approximately $189,000 and unused research and development credits of approximately

                       BENCHMARQ MICROELECTRONICS, INC.

5. INCOME TAXES

$23,000 both of which expire in the years 2004 through 2011. Utilization of the net operating loss and the research and development credit carryforwards are restricted because of a change in ownership, as defined by the Tax Reform Act of 1986, which occurred in February 1990.

6. LEASE COMMITMENTS

The Company has an equipment master lease agreement under which approximately $888,000 was available at December 31, 1997 for additional commitments. Obligations under this agreement remain subject to financial covenants that require, among other things, the Company to maintain certain financial ratios.

Certain equipment is leased under capital leases. The assets and liabilities are initially recorded at the lesser of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over their related lease terms or their estimated useful lives, depending on the terms of the purchase option at the end of the lease. The Company acquired equipment under capital leases with an aggregate cost of $756,431, $2,201,734, and $1,235,127 during the years ended December 31, 1997, 1996, and 1995, respectively.

The Company also leases office facilities and certain equipment under operating leases. Operating leases that expire are generally expected to be renewed or replaced by other leases. Rental expense under operating leases for the years ended December 31, 1997, 1996, and 1995 was $444,822, $464,489, and $331,604,
respectively.

Future minimum lease payments as of December 31, 1997, are as follows:

                                                             CAPITAL LEASES    OPERATING LEASES
                                                         ---------------------------------------

1998                                                               $1,337,351         $  631,794
1999                                                                  490,120            671,005
2000                                                                  144,387            410,907
2001                                                                   64,170            279,302
2002                                                                   58,822            238,782
                                                         ---------------------------------------
Total minimum lease payments                                        2,094,850         $2,231,790
                                                                                  ==============
Less amount representing interest                                     164,139
                                                         ----------------------
Present value of minimum lease payments                             1,930,711
Less:  Current portion                                              1,229,053
                                                         ----------------------
                                                                   $  701,658
                                                         ======================

                       BENCHMARQ MICROELECTRONICS, INC.

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

STOCK OPTIONS

The Company adopted its 1989 Stock Option Plan (the 1989 Plan) in April 1989 and its 1995 Flexible Stock Option Plan (the 1995 Plan) in June 1995. The 1989 Plan and 1995 Plan provide for incentive options and nonqualified options that may be granted to employees, officers, directors, and consultants of the Company. At December 31, 1997, 653,268 and 1,230,481 shares of common stock were reserved for issuance upon exercise of options granted pursuant to the 1989 Plan and the 1995 Plan, respectively. Options are granted at prices not less than the fair value of the common stock as determined by the Compensation Committee of the Company's Board of Directors (the Committee) at the dates of grant. Options granted under the 1989 Plan vest at a rate of 20% at the end of the first year after date of grant and 1.66% per month thereafter. The vesting schedule for options granted under the 1995 Plan is established by the Committee. The Plans shall continue in effect for a term of ten years unless terminated by the Board of Directors.

                       BENCHMARQ MICROELECTRONICS, INC.

7. CAPITAL STOCK

A summary of the Company's stock option activity, and related information for the years ended December 31, 1997, 1996, and 1995, follows:

                                           1997                           1996                            1995
                             ---------------------------------------------------------------------------------------------
                                                 WEIGHTED                       WEIGHTED                        WEIGHTED
                                                 AVERAGE                        AVERAGE                         AVERAGE
                                                 EXERCISE                       EXERCISE                        EXERCISE
                                  OPTIONS         PRICE           OPTIONS        PRICE           OPTIONS         PRICE
                             ---------------------------------------------------------------------------------------------

Outstanding at beginning of
 year                              1,223,425     $ 5.15           1,047,845      $2.97              908,653          $1.13

 Granted                             631,690      14.58             379,700       8.83              278,656           8.55
 Exercised                          (163,609)      2.67            (184,693)      0.45              (75,450)          0.34
 Forfeited                           (36,106)     10.94             (19,427)      4.44              (64,014)          4.25
                             ---------------                ---------------                ----------------
Outstanding at end of year         1,655,400       8.86           1,223,425       5.15            1,047,845           2.97
                             ===============                ===============                ================

Exercisable at end of year           600,825     $ 3.87             491,175      $2.20              489,013          $0.72
                             ===============                ===============                ================

Weighted-average fair value
 of options granted during
 the year                              $6.20                          $3.52                           $3.32
                             ===============                ===============                ================

Information related to options outstanding and exercisable at December 31, 1997, is summarized below:

                                                OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                 -----------------------------------------------          ------------------------------
                                                         WEIGHTED
                                                         AVERAGE          WEIGHTED                            WEIGHTED
                                     OUTSTANDING AT      REMAINING        AVERAGE          EXERCISABLE AT     AVERAGE
RANGE OF EXERCISE                     DECEMBER 31,      CONTRACTUAL       EXERCISE          DECEMBER 31,      EXERCISE
     PRICES                              1997              LIFE            PRICE                1997           PRICE
--------------------------       --------------------------------------------------------- -----------------------------
$  0.28       -     $ 3.40              371,546            5.05           $ 0.69                323,692        $ 0.63
$  4.60       -     $ 8.50              392,436            8.03           $ 6.89                159,617        $ 6.49
$  8.60       -     $12.88              478,569            8.93           $10.86                109,779        $ 8.64
$13.25        -     $33.75              412,849            9.28           $15.78                  7,737        $17.59
                                 -----------------                                         ----------------
                                      1,655,400                                                 600,825

Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation," (SFAS 123) requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the

                       BENCHMARQ MICROELECTRONICS, INC.

7. CAPITAL STOCK

date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.1%, 6.5% and 5.9%; a dividend yield of 0%; and volatility factors of .48, .44, and .44. In addition, the fair value of these options was estimated based on an expected life of one year from the vesting date using the multiple option method.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because options vest over several years and additional option grants are expected, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                             1997             1996            1995
                                                      -------------------------------------------------

Pro forma net income                                          $5,609           $6,489         $3,685
Pro forma net income per
 common share                                                 $ 0.82           $ 0.98         $ 0.68
Pro forma net income per common share - assuming
 dilution                                                     $ 0.75           $ 0.90         $ 0.60


WARRANTS

During the year ended December 31, 1996, 95,625 warrants to purchase shares of the Company's capital stock, which were originally granted prior to 1993, were exercised. At December 31, 1997 and 1996, there were no other warrants outstanding.

                       BENCHMARQ MICROELECTRONICS, INC.

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    YEAR ENDED DECEMBER 31,
                                                            1997             1996             1995
                                                     ---------------------------------------------------
Numerator:
 Net income for basic and diluted earnings per share        $6,670,660       $7,062,420       $3,802,074
                                                     ===================================================

Denominator:
 Denominator for basic earnings per share
   - weighted average shares                                 6,867,247        6,639,701        5,450,984

 Effect of dilutive securities:
   Employee stock options                                      885,135          702,615          732,849
   Warrants                                                          -           48,923           89,002
                                                     ---------------------------------------------------
 Dilutive potential common shares                              885,135          751,538          821,851
                                                     ---------------------------------------------------

 Denominator for diluted earnings per share -
   adjusted weighted-average shares and assumed
   conversion                                                7,752,382        7,391,239        6,272,835
                                                     ===================================================

Net income per common share                                 $     0.97       $     1.06       $     0.70
                                                     ===================================================

Net income per common share - assuming dilution             $     0.86       $     0.96       $     0.61
                                                     ===================================================

For additional disclosures regarding the employee stock options and warrants, see Note 7.

9. OPERATIONS

The Company operates in a single industry segment. The Company markets its products through its sales personnel, independent sales representatives, and distributors. The distribution of the Company's revenues as a percent of total net revenues is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                                 1997          1996         1995
                                                          -----------------------------------------
      United States                                                    34%          33%          49%
      Export:
        Asia-Pacific Region                                            55           58           44
        Europe                                                          7            6            6
        Other                                                           4            3            1
                                                          -----------------------------------------
      Total export sales                                               66           67           51
                                                          -----------------------------------------
                                                                      100%         100%         100%
                                                          =========================================

                       BENCHMARQ MICROELECTRONICS, INC.

9. OPERATIONS

Sales through five domestic distributors accounted for 16%, 15%, and 13% of net revenues during the years ended December 31, 1997, 1996, and 1995, respectively. The Company's distributor in Taiwan accounted for approximately 21%, 20% and 15% of net revenues during the years ended December 31, 1997, 1996 and 1995, respectively. The Company's distributor in Japan accounted for approximately 12% of net revenue during the year ended December 31, 1997. No other customer directly accounted for greater than 10% of net revenues.

The Company currently obtains substantially all of its semiconductor wafers for use in its products from Taiwan Semiconductor Manufacturing Company (TSMC). The Company expects to remain dependent on TSMC for substantially all of its wafer capacity for the foreseeable future. In May 1996, the Company entered into an Option Agreement with TSMC (the Option Agreement). Pursuant to the Option Agreement, the Company has committed to purchase and TSMC committed to provide specified quantities of wafers at prevailing market prices during the years 1997 through 2000. Additionally, the Company has an option to purchase and TSMC committed to provide certain additional wafers (the Option Wafers) to be purchased during the years 1997 through 2000. The Company agreed to pay $5,880,000 as an advance payment for the Option Wafers TSMC committed to provide during the term of the Option Agreement, of which $2,500,000 was paid in May 1996. The Company issued a promissory note due March 31, 1997, for the remaining $3,380,000. Effective March 31, 1997, the Company and TSMC amended the Option Agreement to incorporate the use by the Company of a proposed new TSMC manufacturing process and to reschedule until December 31, 1997, $1,380,000 of the note payable. The Company paid $2,000,000 as scheduled on March 31, 1997 and $1,380,000 on December 31, 1997. The advanced payment, which is being credited at specified amounts upon purchase of the Option Wafers, will be forfeited if such wafers are not purchased in a given year. During 1997, the Company utilized $840,000 of the advanced payment for the purchase of Option Wafers. Additionally, the Company has reclassified to "prepayment for product purchases" the portion of the advanced payment for Option Wafers from which it believes it will benefit in 1998. At December 31, 1997, none of the advance had been forfeited, and none was expected to be forfeited in the future.

10. EMPLOYEE BENEFIT PLANS

EMPLOYEE SAVINGS PLAN

During 1992, the Company established a 401(k) Employee Savings Plan (the 401(k)
Plan) covering all of its employees who have completed six months of service. The purpose of the 401(k) Plan is to provide employees with additional financial security during retirement by providing employees with a means of making regular tax-deferred, voluntary contributions to the 401(k) Plan. Company contributions to the 401(k) Plan are discretionary. During the years ended December 31, 1997, 1996, and 1995, the Company made discretionary matching contributions to the 401(k) Plan totaling $118,308, $55,374, and $42,297, respectively.

                       BENCHMARQ MICROELECTRONICS, INC.

10. EMPLOYEE BENEFIT PLANS

1995 BONUS PLAN

In June 1995, the Company's Board of Directors approved the 1995 Bonus Plan (the Bonus Plan) effective July 1, 1995. The Bonus Plan is applicable to the Company's executive officers and certain other key employees and provides incentive toward the achievement of business objectives and goals. The Company's Bonus Plan consists of three components: (i) annual salary increases consistent with industry practices; (ii) cash bonuses for Company and specific area of responsibility performance; and (iii) stock option grants rewarding long-term Company performance. The cash bonus portion of the Bonus Plan is not allowed to exceed 7% of pre-tax income before cash bonuses, profit sharing, and 401(k) Plan matching contributions. At December 31, 1997 and 1996, $188,027 and $506,825, respectively, was accrued for cash bonuses under the Bonus Plan. During 1995, no bonuses were awarded under the Bonus Plan. However, $257,000 was accrued for discretionary bonuses that were paid to employees during 1996.

PROFIT SHARING PROGRAM

In June 1995, the Company's Board of Directors approved a Profit Sharing Program
(PSP) effective as of July 1, 1995. The PSP is designed to provide financial incentive and reward to all full-time regular employees for excellent performance by the Company. To be eligible, a full-time regular employee must be in continuous employment with the Company from the first to the last day of the fiscal quarter. Profit sharing bonuses are paid quarterly if the Company achieves a goal of 12% pre-tax return on sales for a given fiscal quarter. Pre-tax return on sales is defined as pre-tax income before cash bonuses, profit sharing, and 401(k) Plan matching contributions (PTIB) divided by net revenues.

Upon achievement of the 12% pre-tax return on sales, a profit sharing bonus pool will be funded with up to 3.5% of the PTIB for that quarter, which will be distributed to employees pursuant to a formula specified in the PSP. In addition, upon achievement of the 12% pre-tax return on sales goal for a fiscal year, the PSP authorizes the Compensation Committee of the Board of Directors to, at its discretion, fund a 401(k) matching contribution pool of up to 2.5% of PTIB. Discretionary matching contributions, if any, will be made annually. During 1997, 1996, and 1995, $293,617, $246,290, and $-0-, respectively, were charged to expense for bonuses under the PSP.

11. CONTINGENCY

The Company filed a declaratory judgment action against Dallas Semiconductor Corporation ("DSC") in January 1997 to resolve certain allegations of patent infringement asserted against the Company by DSC. The Company filed its action against DSC in the United States District Court for the Eastern District of Texas, Sherman Division. The Company had previously sought declaratory relief in a similar action filed in December 1995 which was dismissed on June 25, 1996, based on DSC's assurance to the court that it had not charged the Company with patent infringement. The parties failed to reach agreement in subsequent

                       BENCHMARQ MICROELECTRONICS, INC.

11. CONTINGENCY

negotiations. Since the filing of the suit by the Company in January 1997 in Sherman, Texas, DSC filed a lawsuit against the Company in February 1997 in the United States District Court for the Northern District of Texas, Dallas Division, alleging infringement of some of the same patents at issue in the Sherman litigation filed in December 1995 and January 1997 by the Company. In its lawsuit, DSC is seeking injunction against patent infringement, damages for lost profit (which may under certain circumstances be trebled), pre and post judgment interest and attorney's fees. To date DSC has not specified an amount of monetary damages to which it alleges it is entitled. Subsequently, the courts determined that the two cases will be combined into one case in the United States District Court for the Eastern District of Texas. At present, 11 DSC patents are included in this case. The Company is confident that it has not violated any of the patents asserted by DSC and intends to vigorously pursue its case. However, due to the uncertainties associated with any litigation, the ultimate outcome cannot presently be determined.

Pursuant to the definitive Agreement and Plan of Merger, dated March 2, 1998 (the "Merger Agreement") by and among the Company, Unitrode Corporation ("Unitrode") and Merrimack Corporation (See Note 12), if the Merger Agreement is terminated for certain reasons provided for in the Merger Agreement, the Company is obligated to pay Unitrode a termination fee of $4,528,000 (the "Termination Fee"). These reasons include, but are not limited to, (i) the Company's Board of Directors failing to recommend approval and adoption of the Merger Agreement by the stockholders of the Company, taking certain actions to facilitate or encourage an Acquisition Proposal (as defined in the Merger Agreement) or making any recommendation or taking action with respect to any Acquisition Proposal other than a recommendation to reject such Acquisition Proposal (except under circumstances where the Pre-Closing Average of the Unitrode common stock is less than $12.00 per share); (ii) the stockholders of the Company fail to approve the Merger Agreement and an Acquisition Proposal had been made prior to the stockholders meeting; or (iii) the Company materially breaches certain provisions related to obtaining stockholder approval.

In addition, the Company granted Unitrode an option (the "Option") to purchase 955,158 shares of Common Stock at an exercise price of $17.53 per share pursuant to the terms of a Stock Option Agreement, dated March 2, 1998 (the "Option Agreement") (See Note 12). Upon the occurrence of certain events set forth in the Option Agreement, the Company may be required to repurchase the Option. The Total Profit (as defined in the Option Agreement) that Unitrode may receive under the Option is $7,278,000 less the amount of any Termination Fee received by Unitrode.

12. SUBSEQUENT EVENT

On March 2, 1998, The Company signed a definitive Agreement and Plan of Merger (the "Merger Agreement") with Unitrode Corporation ("Unitrode"). In addition to improving penetration of the portable power market, the merger should increase growth opportunities in other rapidly growing markets targeted by the combined company.

Under the terms of the Merger Agreement, each share of the Company's common stock will be exchanged for one share of Unitrode common stock, subject to adjustment under certain conditions. The exchange ratio will be subject to adjustment in the event that the average per share trading prices of Unitrode Common Stock over a specified period is less than $16 per share or greater than $24 per share. Under the adjustment provision, the number of shares of Unitrode Common Stock to be issued for each the Company's share will not exceed 1.33 shares of Unitrode Common Stock. Based on the February 27, 1998, closing price of Unitrode Common Stock on the New York Stock Exchange and the then current number of shares outstanding, the transaction is valued at approximately $135 million.

The merger, approved by the Board of Directors of both companies, requires the approval of the stockholders of the Company, as well as other customary closing conditions. The issuance of the shares of Unitrode Common Stock contemplated by the Merger Agreement requires the approval of the stockholders of Unitrode. It is expected that the transaction will be completed in the second quarter of 1998. Stockholders of the Company holding an aggregate of approximately 20% of the outstanding stock have committed to vote in favor of the transaction. The transaction is expected to be tax-free and to be accounted for on a "pooling of interests" basis.

In connection with the execution of the Merger Agreement, the Company and Unitrode entered into the Option Agreement pursuant to which the Company has granted Unitrode the Option to acquire up to 955,158 shares of the Company's Common Stock at an exercise

                       BENCHMARQ MICROELECTRONICS, INC.

12. SUBSEQUENT EVENT

price of $17.53 per share under terms of the Option Agreement. The Option only becomes exercisable after occurrence of certain events, including but not limited to a person or group commencing a tender offer for 10% or more of the Company's Common Stock or the Company entering into an agreement to merge the Company with any entity other than Unitrode or one of its subsidiaries. The Option and Option Agreement terminate upon consummation of the merger and certain other events, including but not limited to the termination of the Merger Agreement by the Company or Unitrode.

There can be no assurances that such merger will be approved.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                        ----------------------------------------------------------------------------
                                         MARCH 31,          JUNE 30,         SEPTEMBER 30,         DECEMBER 31,
                                           1997               1997                1997                 1997
                                        ----------------------------------------------------------------------------
                                                       (in thousands, except per share amounts)
Net revenues                             $11,712           $11,457               $10,810             $10,458
Gross margin                               5,898             6,267                 5,924               5,607
Income before provision for income
 taxes                                     2,567             2,695                 2,497               2,506

Net income                                 1,643             1,725                 1,648               1,654
Net income per common share               $ 0.24           $  0.25               $  0.24             $  0.24
Net income per common share -
 assuming dilution                        $ 0.21           $  0.22               $  0.21             $  0.21


                                                                  THREE MONTHS ENDED
                                        ---------------------------------------------------------------------------
                                         MARCH 31,          JUNE 30,         SEPTEMBER 30,         DECEMBER 31,
                                           1996               1996                1996                 1996
                                        ---------------------------------------------------------------------------
                                                       (in thousands, except per share amounts)
Net revenues                              $8,475            $9,068               $10,519             $12,091
Gross margin                               3,421             3,988                 4,841               6,083
Income before provision for income
 taxes                                     1,125             1,358                 2,079               2,731

Net income                                 1,057             1,259                 2,106               2,640
Net income per common share               $ 0.16            $ 0.19               $  0.32             $  0.39
Net income per common share -
 assuming dilution                        $ 0.15            $ 0.17               $  0.29             $  0.35


The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
BENCHMARQ Microelectronics, Inc.

We have audited the accompanying consolidated balance sheets of BENCHMARQ Microelectronics, Inc. (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 26, 1998, except for Notes 11 and 12, as to which the date is March 2, 1998, (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                        /s/ Ernst & Young LLP


Dallas, Texas
January 26, 1998

                        BENCHMARQ MICROELECTRONICS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                                                ADDITIONS
                                                 BALANCE AT    CHARGED TO                         BALANCE AT
                                                 BEGINNING      COSTS AND                         END OF YEAR
                 DESCRIPTION                      OF YEAR       EXPENSES        DEDUCTIONS(1)
-------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
Deducted from asset accounts -
 Allowance for doubtful accounts and
  estimated returns                                 $388,471       $643,035          $167,721        $863,785
                                                ------------------------------------------------------------------
Year ended December 31, 1996:
Deducted from asset accounts -
 Allowance for doubtful accounts and
  estimated returns                                 $179,923       $450,629          $242,081        $388,471
                                                ------------------------------------------------------------------
Year ended December 31, 1995:
Deducted from asset accounts -
 Allowance for doubtful accounts and
  estimated returns                                 $ 10,085       $322,898          $153,060        $179,923
                                                =================================================================

___________________________
(1) Activity includes uncollectible accounts written off, net of recoveries and product returns.