Form 10-K/A
period 1997-12-31
BENCHMARQ MICROELECTRONICS INC
filed 1998-04-24
CIK 872918

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                  FORM 10-K/A
          (MARK ONE)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO ___________

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
                                               ------      ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price of such stock as reported on March 26, 1998 on the Nasdaq National Market of The Nasdaq Stock Market, Inc.) was approximately $94,435952.

     As of March 26, 1998, 7,115,344 shares of the registrant's Common Stock were outstanding.


===============================================================================

                                EXPLANATORY NOTE
                                ----------------

The Registrant is amending its Annual Report on From 10-K for the year ended December 31, 1997 to include the information required in Part III, which was omitted in the original filing pursuant to General Instruction G(3) of this Form 10-K.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     L.J. Sevin, 67, has served as a Director of the Company since April 1989 and served as Chairman of the Board from April 1989 to May 1997. He also serves as Chairman of the Company's Compensation and Audit Committees. Since 1981, when he co-founded the Sevin Rosen family of venture capital funds (the "Sevin Rosen Funds"), Mr. Sevin has been involved principally in venture capital financing activities. He is a general partner of the general partner of Sevin Rosen Fund II L.P. and is an advisor to and limited partner of the general partner of Sevin Rosen Fund III L.P., Sevin Rosen Fund IV L.P. and Sevin Rosen Fund V L.P., all of which are venture capital funds. Prior to founding the Sevin Rosen Funds, Mr. Sevin served for 11 years as the Chairman of the Board and Chief Executive Officer of Mostek Corporation, of which he was a co-founder. Prior to founding Mostek Corporation, Mr. Sevin was employed by Texas Instruments Incorporated, a developer and manufacturer of electrical and electronic products, in its Semiconductor Division. He holds B.S. and M.S. degrees in Electrical Engineering from Louisiana State University.

     Harvey B. Cash, 59, has served as a Director of the Company since April 1989. He is also a member of the Company's Compensation and Audit Committees. Mr. Cash has been a general partner of the general partner of InterWest Partners, a venture capital fund, since 1985 and heads InterWest's Texas office. He served as the managing general partner of the general partner of Berry Cash Southwest Partnership, a venture capital fund, from 1983 until its dissolution in December 1996. Mr. Cash also serves on the boards of directors of AMX Corporation, a manufacturer of integrated remote control systems; i2 Technologies, Inc., a provider of planning and scheduling of manufacturing software and related logistics software; CIENA Corporation, a provider of dense wavelength division multiplexing systems for fiber optic transmission; and Liberte Investors, Inc., which is engaged in investing in mortgage loans. Mr. Cash was employed by InteCom Corporation, a telecommunications company, as Vice President of Business Strategy from 1982 to 1983. He was a co-founder of Mostek Corporation. He served as Vice President of Marketing at Mostek Corporation, and its successor company, from 1969 to 1981. Mr. Cash was employed by Texas Instruments Incorporated as a marketing manager from 1964 to 1969. Mr. Cash holds a B.S. degree in Electrical Engineering from Texas A&M University and an M.B.A. from Western Michigan University.

     Dietrich Erdmann, 59, has served as a Director of the Company since April 1989. Since 1983, he has been active as an international marketing consultant and independent investor in several technology start-up companies. From 1981 to 1983 he served as Vice President, Electronics Group, for United Technology Corporation, a diversified manufacturing corporation, with responsibility for European electronics strategy. From 1970 to 1981 Mr. Erdmann was employed by Mostek Corporation, where he held several positions in design, marketing and sales, including Senior Vice President of International Marketing and Sales. From 1965 to 1970, Mr. Erdmann was employed by Texas Instruments Incorporated in integrated circuit design, application and sales positions. Mr. Erdmann holds a B.S. degree in Electrical Engineering from State Engineering College in Osnabruck, Germany and an M.S. degree in Computer Sciences from Southern Methodist University.

     Charles H. Phipps, 71, has served as a Director of the Company since February 1990. He has been affiliated with the Sevin Rosen Funds since 1987. Mr. Phipps is a general partner of the partnerships which are the general partners of Sevin Rosen Fund III, L.P., Sevin Rosen Fund IV, L.P., Sevin Rosen Fund V, L.P., and Sevin Rosen Fund VI, L.P., venture capital funds. He is currently a member of the board of directors of T/R Systems, an electrophotographic printing company, Candescent Technology, a company involved in the flat panel display industry; Xante, a company which provides specialized printer controllers for the graphic arts/publishing industry; Decision.ism, a software venture focused on information management; Thunderbeam, an internet commerce venture for educational software; and Beckman Displays, a venture which produces integrated circuits for driving large semiconductor displays. Prior to joining the Sevin Rosen Funds, Mr. Phipps was employed by Texas Instruments Incorporated in various marketing and managerial positions from 1957 to 1986, most recently as Vice President of Marketing and Strategic Development of the Semiconductor Group; by Motorola, Inc., a diversified electronics company, from 1953 to 1956; and by General Electric Company, a diversified manufacturing company, from 1949 to 1950 in various engineering positions. He holds a B.S. degree in Electrical Engineering from Case Western Reserve University and an M.B.A. from Harvard University.

     Jack S. Kilby, 74, has served as a Director of the Company since April 1993. He is also a member of the Company's Compensation and Audit Committees. Since 1970, Mr. Kilby has been an independent inventor and consultant. He has served as a technical advisor to Semiconductor Research Corporation, a research consortium of semiconductor manufacturers, the Houston Area Research Council and the Department of Defense. Mr. Kilby held various engineering positions at Texas Instruments Incorporated where he was employed from 1958 to 1970. He is credited with the invention of the integrated circuit in 1958 and is a named inventor on more than 50 patents. Mr. Kilby holds a B.S. degree in Electrical Engineering from the University of Illinois and an M.S. degree in Electrical Engineering from the University of Wisconsin.

     The biographical information with respect to Messrs. Coker and Schuele is included in Part I of this Report under the heading "Executive Officers of the Registrant."

EXECUTIVE OFFICERS

     The information required by this item with respect to Executive Officers of the Company is included in Part I of this Report under the heading "Executive Officers of the Registrant."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3 and 4 and amendments thereto, if any, furnished to the Company during the year ended December 31, 1997, with respect to such year and representations made by certain of the Company's officers, directors and/or stockholders, no person failed to file on a timely basis the reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except Mr. Schuele did not file a Form 3 until July 21, 1997 and Mr. Schaefer did not file a Form 3 until March 2, 1998. The delay in filing by Mr. Schaefer was attributable to reliance upon erroneous advice by legal counsel.

FAMILY RELATIONSHIPS

     There are no family relationships among the directors, executive officers or persons chosen to become executive officers of the Company.


ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information with respect to annual and long-term compensation earned for services rendered to the Company in all capacities for the years ended December 31, 1997, 1996 and 1995 paid to (i) all individuals serving as the Company's Chief Executive Officer, (ii) the other executive officers of the Company at December 31, 1997 whose total salary and bonus for 1997 exceeded $100,000, and (iii) Reginald B. McHone and Wallace E. Matthews, who served as executive officers of the Company during part of 1997 but were not executive officers at December 31, 1997 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                                                                          COMPENSATION
                                                    ANNUAL COMPENSATION                      AWARDS
                                    ----------------------------------------------------  ------------
                                                                                           SHARES OF
                                                                                             COMMON
                                                                          OTHER              STOCK
NAME AND PRINCIPAL                                                        ANNUAL          UNDERLYING
 POSITION                     YEAR  SALARY/(1)/  BONUS/(1)//(2)/  COMPENSATION/(3)//(4)/    OPTIONS
----------------------------  ----  -----------  ---------------  ----------------------    -------
Derrell C. Coker............  1997   $183,750       $ 5,288              $ 1,250                 --
President and Chief           1996   $159,305       $50,812              $ 4,282             22,000
Executive Officer             1995   $138,564       $12,000                   --             12,500

Alan R. Schuele.............  1997   $139,335       $ 3,280              $42,354            300,000
President and Chief
Executive Officer

William F. Davies, Jr.......  1997   $161,800       $14,150              $ 1,000             18,000
Vice President,               1996   $137,379       $46,914              $ 3,404             17,000
Manufacturing                 1995   $117,026       $12,000                   --             12,500
Operations

R. Scott Schaefer...........  1997   $ 88,510       $12,108              $   500             15,000
Chief Financial Officer
and Corporate Secretary

Jimmie C. Vernon............  1997   $151,625       $13,371              $ 1,000             11,500
Vice President, Sales         1996   $135,053       $42,997              $ 3,735             17,000
                              1995   $117,627       $12,000                   --             12,500

Reginald B. McHone..........  1997   $152,970       $13,384              $ 1,424                 --
Vice President, Finance       1996   $142,262       $44,770              $ 3,428             16,500
and Administration, Chief     1995   $127,048       $12,000                   --             12,500
Financial Officer and
Corporate Secretary

Wallace E. Matthews.........  1997   $154,250       $15,739              $ 1,000             25,000
Vice President,               1996   $128,006       $44,998              $ 2,800             17,000
Technology                    1995   $108,942       $12,000                   --             25,000

---------------
(1) Amounts shown include cash compensation earned but deferred pursuant to the Company's 401(k) defined contribution plan.

(2) Amounts shown with respect to 1997 include cash compensation earned and paid in the indicated fiscal year and with respect to each fiscal year cash compensation earned in the indicated fiscal year but not received until the subsequent fiscal year.

(3) Amounts shown include cash compensation relating to the reimbursement of travel expenses for family members to accompany Messrs. Coker, McHone, Davies and Vernon to an out-of-town meeting of the Board of Directors.

(4) Except with respect to Mr. Schuele, amounts shown include cash compensation to provide discretionary funds for personal activities including but not limited to legal and tax counseling and personal health maintenance. Amounts shown for Mr. Schuele include compensation relating to the reimbursement of moving and relocation expenses.

OPTION AND BONUS PLANS

     1995 Bonus Plan

     In July 1995 the Board of Directors of the Company adopted the 1995 Bonus Plan. The 1995 Bonus Plan is applicable to the Company's executive officers and certain other key employees and consists of three components: (i) annual salary increases consistent with industry practices; (ii) cash bonuses for performance by the Company and the specific area of responsibility; and (iii) stock option incentives rewarding long term Company performance.

     Profit Sharing Program

     In June 1995 the Board of Directors of the Company approved the Profit Sharing Program, which provides for payment of quarterly profit sharing bonuses to all eligible employees for fiscal quarters in which the Company achieves a goal of 12% of pre-tax return on sales ("ROS") (before cash bonuses, profit sharing, and the 401(k) Plan (as hereinafter defined) matching contributions) and for discretionary annual matching contributions to participants in the Company's 401(k) defined contribution savings plan (the "401(k) Plan").

     Option Grants in Last Fiscal Year

     The following table sets forth as to the Chief Executive Officers and each of the other Named Executive Officers certain information with respect to options to purchase shares of Common Stock granted during the fiscal year ended December 31, 1997:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                              Potential realizable value
                           Number of                                                          at assumed annual rates of
                           securities   Percent of total                                       stock price appreciation
                          underlying     options granted      Exercise                           for option term/(3)/
                            options      to employees in       price          Expiration      --------------------------
Name                        granted       fiscal year      per share/(1)/     date/(2)/            5%            10%
------------------------  ------------  ----------------   --------------  ----------------    ----------     ----------
Derrell C. Coker........      --                    --            --              --                   --             --
Alan R. Schuele.........  300,000/(5)/              47.5%        $14.8125   April 17, 2007     $2,794,651     $7,082,193
William F. Davies, Jr...   18,000/(4)/               2.8%        $12.875   December 18,2007    $  145,746     $  369,350
R. Scott Schaefer.......    5,000/(5)/               0.8%        $16.125    March 27, 2007     $   50,705     $  128,495
R. Scott Schaefer.......   10,000/(4)/               1.6%        $12.875   December 18,2007    $   80,970     $  205,194
Jimmie C. Vernon........   11,500/(4)/               1.8%        $12.875   December 18,2007    $   93,116     $  235,973
Reginald B. McHone......      --                    --            --              --                   --             --
Wallace E. Matthews.....   25,000/(4)/               4.0%        $20.75    October 28, 2007    $  326,239     $  826,754

--------------
(1) The exercise price per share was equal to the closing sales price per share on the date of grant, as reported on the Nasdaq National Market of The Nasdaq Stock Market, Inc.

(2) Options were granted for a term of 10 years, subject to earlier termination.

(3) Disclosure of the 5% and 10% assumed rates of appreciation are mandated by the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of the Common Stock. The Common Stock's closing sales price on the date of grant (which is equal to the exercise price per share) as reported by the Nasdaq National Market of The Nasdaq Stock Market, Inc. was used as the base price for these calculations.

(4) Options are exercisable beginning one year after the date of grant, with 25% of the shares covered thereby becoming exercisable on the first anniversary of the grant date. An additional 2.08% of such shares become exercisable each month thereafter until four years from the date of grant, at which time the option becomes fully exercisable.

(5) Options are exercisable beginning one year after the date of grant, with 20% of the shares covered thereby becoming exercisable on the first anniversary of the grant date. An additional 1.67% of such shares become exercisable each month thereafter until the earlier of (i) the date such option is fully vested or (ii) the date such option terminates until five years from the date of grant, at which time the option becomes fully exercisable.


     Fiscal Year End Option Values

     The following table sets forth as to the Chief Executive Officers and each of the other Named Executive Officers certain information concerning option holdings under the Option Plans:

                         FISCAL YEAR-END OPTION VALUES

                                                                 Number of securities          Value of unexercised
                                                             underlying unexercised options     in-the-money options
                             Shares                               at fiscal year-end          at fiscal year-end/(1)/
                          Acquired on                       ------------------------------  ---------------------------
Name                      Exercise (#)  Value Realized ($)   (Exercisable/Unexercisable)    (Exercisable/Unexercisable)
----                      ------------  ------------------  ------------------------------  ---------------------------

Derrell C. Coker........       15,050            $239,724             13,731 / 28,219             $101,922 / $203,432
Alan R. Schuele.........           --                  --                  0 / 300,000            $      0 / $0
William F. Davies, Jr...           --                  --             73,258 / 42,992             $825,347 / $199,849
R. Scott Shaefer........        7,320            $142,527              8,365 / 23,315             $ 64,824 / $66,074
Jimmie C. Vernon........       10,000            $135,450             53,258 / 36,492             $559,347 / $194,974
Reginald B. McHone......       14,000            $294,580             67,831 / 24,669/(2)/        $754,475 / $184,412
Wallace E. Matthews.....       11,250            $274,338             42,456 / 53,294             $385,550 / $183,959

-----------------
(1) Values are based on the December 31, 1997 closing sales price as reported on the Nasdaq National Market of The Nasdaq Stock Market, Inc. of $13.625 per share, less the per share exercise price.
(2) On January 2, 1998, 14,938 of Mr. McHone's unvested options were vested in accordance with his severance agreement, and the balance of his unvested options were cancelled.


EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements with Messrs. Schuele, Davies and Schaefer (the "Executives") as of March 1, 1998 (the "Employment Agreements"). The Employment Agreements become effective upon the consummation of the Merger and terminate on the first anniversary of the Merger (the "Term"). Upon the termination of an Executive's employment without Just Cause (as defined in the Employment Agreements) during the Term, such Executive will be entitled to receive, among other things, his base salary through the date of termination of the Executive's employment.

     If, during the Term, an Executive terminates his employment because of certain specified changes in his employment situation constituting Good Reason (as defined in the Employment Agreements), or if he is terminated without Just Cause, he will be entitled to receive (in addition to salary earned prior to termination) a single lump sum payment in an amount equal to his annual base salary and the value of his accrued and special vacation benefits for the year in which his employment terminates.

     If an Executive were terminated without Just Cause or were to voluntarily terminate his employment for Good Reason, such Executive would be entitled to a lump sum severance payment pursuant to his Employment Agreement. The estimated lump sum severance amounts payable under the terms of the Employment Agreements (based upon a termination after the Merger is consummated and assuming current salaries) would be as follows: Mr. Schuele, $225,000; Mr. Davies, $164,800; and Mr. Schaefer, $115,000. Because the severance payments are based on elements that vary from year to year, if termination occurs after the time the Merger is consummated, such payments could be more or less than the estimated lump sum payments set forth above.

COMPENSATION OF DIRECTORS

     Directors are not reimbursed for expenses incurred in connection with their attendance at Board and committee meetings, except they may be reimbursed for expenses incurred in connection with travel to Board and committee meetings. Directors are not compensated by the Company for their service as Board members or for committee participation. However, Mr. Kilby received an option to acquire 6,250 shares when he was elected to the Board in 1993; Mr. Kilby exercised this option in August of 1997. Directors are reimbursed for expenses incurred in connection with special assignments for the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee (the "Committee") of the Board of Directors was formed in May 1995 and is composed entirely of non-employee Directors. Prior to the formation of the Committee, decisions with respect to executive compensation were made by the full Board of Directors.

     The Committee is charged with the responsibility for administering and interpreting officer and director compensation programs, although the full Board of Directors may be consulted on matters of executive compensation. The Committee's principle objectives are:

     .    to attract and retain qualified officers;
     . to ensure that the Company's officers and key employees are fairly compensated relative to industry practices;
     .    to reward the achievement of assigned objectives;
     . to encourage long-term contribution and sustained equity ownership by officers and key employees; and
     . to correlate to a meaningful degree overall compensation with financial returns to the Company's stockholders.

     The 1995 Bonus Plan and the Profit Sharing Program are intended to provide the major components of executive compensation.

     The 1995 Bonus Plan. The 1995 Bonus Plan is applicable to the Company's executive officers and certain other key employees and consists of three components: (i) annual salary increases consistent with industry practices; (ii) cash bonuses for performance by the Company and the specific area of responsibility; and (iii) stock option incentives rewarding long term Company performance. Salaries are reviewed at least annually and are determined by the Committee using whatever resources it deems advisable, including external sources and personal experience, to confirm industry salary practices. In addition, the Committee considers the performance of each individual, his compensation history, his level of responsibility within the Company and his individual talents.

     In March of 1997 the amounts previously treated as other cash compensation to provide discretionary funds for personal activities was added to the base salary of the Named Executive Officers and was no longer paid as other cash compensation. The President and Chief Executive Officer of the Company (the "CEO"), makes recommendations to the Committee regarding the salaries of the Company Officers. Effective June 1, 1997, the base salary rate increases for the Named Executive Officers, with the exception of Mr. Coker and Mr. Schuele (who received no salary adjustment), averaged 3.7% from their prior salary.

     Pursuant to the 1995 Bonus Plan, stock options may be granted to officers and other employees in compliance with the terms of the 1989 Option Plan and the 1995 Option Plan. Stock option grants are generally made in an effort to ensure the long-term contribution of officers and key employees. Individual awards generally reflect the judgment of the Board of Directors or the Committee, as then applicable, with respect to the grantee's relative contribution to the Company's effort to improve the Company's financial performance. In 1997 the CEO made recommendations to the Committee, regarding stock option grants. The Board of Directors (without the participation of the CEO) has been responsible for determining stock option awards made to the CEO. In fiscal 1997, stock options were granted to all Named Executive Officers, with the exception of Mr. Coker and Mr. McHone.

     Pursuant to the 1995 Bonus Plan, the Committee is responsible for the establishment of specific target performance objectives for officers of the Company. These objectives are intended to be integral to the achievement of the annual financial and operating plan. In years when assigned objectives are met or exceeded the Committee intends to recognize this achievement with substantial bonus awards. In 1997 the CEO made recommendations to the Committee regarding bonus payments to individual officers. The performance levels were below what was expected at the beginning of the year. Therefore, the bonuses paid in 1997 were substantially reduced from the bonuses paid in 1996. The cash bonuses accrued in 1997 for the Named Executive Officers, with the exception of Mr. Coker and Mr. Schuele for whom no cash bonus was accrued, averaged $6,448.

     The Profit Sharing Program. The Profit Sharing Program is intended to provide incentives and rewards to all eligible employees of the Company for excellent financial performance by the Company. The minimum pre-tax return on sales ("ROS") (before cash bonuses, profit sharing, and 401(k) matching contributions) required to accrue and pay quarterly profit sharing is 12%. The Company exceeded this minimum pre-tax ROS each quarter of 1997. Profit Sharing bonuses accrued in 1997 for the Executive Officers averaged $4,940. Additionally, each of the Named Executive Officers, with the exception of Mr. Schuele, received $1,750 in 401(k) Plan matching contributions.

CEO COMPENSATION EVALUATION

     In 1997, Mr. Schuele joined BENCHMARQ and was elected to the position of President and CEO, and in June of 1997, Mr. Schuele was appointed to serve as a Director. Mr. Schuele's salary was set at $225,000 per annum, and in order to align his interests with those of the Company's stockholders, he was granted 300,000 non-qualified stock options at an exercise price of $14.8125 (the fair market value of BENCHMARQ's stock on the date of grant). In determining Mr. Schuele's compensation package, the Committee considered such factors as compensation of Presidents and CEOs at comparable companies, his skills and experience, and the compensation package necessary to attract an executive with the requisite talent and experience to BENCHMARQ.

     The foregoing report is given by the following members of the Committee:

                                   L.J. Sevin
                                 Harvey B. Cash
                                   Jack Kilby

PERFORMANCE GRAPH

     The following graph shows a comparison of cumulative total returns for the Company, The Nasdaq Stock Market Index and The Nasdaq Electronic Components Stocks Index from December 1, 1995, the date the Common Stock was first quoted on the Nasdaq National Market of The Nasdaq Stock Market, Inc., through December 31, 1996, the last trading day of 1996. The closing price of the Common Stock on December 1, 1995 of $8.50 was used as the base price for the investment in the Company. The stock price performance graph assumes an investment of $100 in the Company and the two indexes on December 1, 1995, and assumes the full reinvestment of dividends.

                       [PERFORMANCE GRAPH APPEARS HERE]


                        BENCHMARQ MICROELECTRONICS, INC.
                            STOCK PRICE PERFORMANCE

                                            12/1/95  12/31/95  12/31/96  12/31/97
                                            -------  --------  --------  --------
BENCHMARQ Microelectronics, Inc.             100.00     95.59    251.47    161.76
Nasdaq Electronic Components Stock Index     100.00     91.42    158.03    165.72
Nasdaq Stock Market Index                    100.00     99.84    122.82    150.78

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of Common Stock by (i) each director, (ii) the Named Executive Officers, (iii) all directors and executive officers of the Company as a group, and (iv) each person who is known by the Company to be a stockholder of the Company owning 5% or more of the Common Stock, in each case at April 21, 1998. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person, except pursuant to applicable community property laws or as otherwise set forth in the notes to the table. In each case, the number of shares includes the beneficial ownership of Common Stock which the designated person has the right to acquire prior to June 20, 1998, including shares of Common Stock issuable upon exercise of options that are exercisable prior to June 20, 1998.

                                                                          Percentage of
                                                   Number of Shares of     Outstanding
                                                      Common Stock          Shares of
            Name of Beneficial Owners              Beneficially Owned   Common Stock/(1)/
            -------------------------              -------------------  -----------------
AMVESCAP PLC/(2)/................................         678,700/(3)/        9.5%
West Highland Capital, Inc./(4)/.................         600,000/(5)/        8.4%
Wellington Management Company, LLP/(6)/..........         481,300/(7)/        6.8%
Derrell C. Coker.................................          93,775/(8)/        1.3%
Alan R. Schuele..................................          70,000/(9)/          *
William F. Davies, Jr............................        105,174/(10)/        1.5%
R. Scott Schaefer................................         15,611/(11)/          *
Jimmie C. Vernon.................................         70,175/(12)/          *
Reginald B. McHone...............................               35,042          *
Wallace E. Matthews/(13)/........................         49,869/(14)/          *
L.J. Sevin/(15)/.................................        695,120/(16)/        9.8%
Harvey B. Cash...................................         69,738/(17)/          *
Dietrich Erdmann/(18)/...........................              605,212        8.5%
Jack S. Kilby....................................                6,250          *
Charles Phipps...................................         41,547/(19)/          *
All executive officers and directors as a group
 (10 persons)....................................      1,772,602/(20)/       24.0%

-----------------------
*    Less than 1%

(1) Calculation of percentage beneficial ownership assumes the exercise by only the respective named stockholder of all rights to acquire shares of Common Stock which are exercisable prior to June 20, 1998, including, without limitation, upon exercise of options for the purchase of Common Stock held by such stockholder.

(2)  AMVESCAP PLC's address is 11 Devonshire Square, London, England  EC2M 4YR.

(3) AMVESCAP PLC, acting through its subsidiary holding companies, AVZ, Inc., AIM Management Group Inc., AMVESCAP Group Services, Inc., INVESCO, Inc. and INVESCO North American Holdings, Inc., and through in investment adviser subsidiaries, INVESCO Capital Management, Inc., INVESCO Funds Group, Inc., INVESCO Management & Research, Inc., INVESCO Realty Advisors, Inc., INVESCO MIM Management Limited and INVESCO Asset Management Limited, may be deemed
     to be the beneficial owner of 678,700 shares of Common Stock.   AMVESCAP
     PLC, the
     subsidiary holding companies and the investment adviser subsidiaries share voting and dispositive power over the 678,700 shares of Common Stock. No single fund is the beneficial owner of more than five percent of the outstanding shares of Common Stock.

(4) West Highland Capital, Inc.'s address is 300 Drake's Landing Road, Suite 290, Greenbrae, California 94904.

(5) West Highland Capital, Inc. ("WHC"), a registered investment advisor, may be deemed to beneficially own 600,000 shares of Common Stock. WHC shares voting and dispositive power with respect to 498,000 shares of Common Stock with Estero Partners, LLC, an affiliate, with respect to 600,000 shares of Common Stock with Lang H. Gerhard, its sole shareholder, with respect to 420,000 shares of Common Stock with West Highland Partners, L.P., and with respect to 78,000 shares of Common Stock with Buttonwood Partners, L.P. WHC, Estero Partners, LLC and Mr. Gerhard are general partners of West Highland Partners, L.P. and Buttonwood Partners, L.P. All such entities and Mr. Gerhard have the same address as WHC.

(6) Wellington Management Company, LLP's address is 75 State Street, Boston, Massachusetts 02109.

(7) Wellington Management Company, LLP ("WMC"), in its capacity as investment adviser may be deemed to beneficially own 481,300 shares of Common Stock which are held of record by clients of WMC. WMC shares with its clients the power to vote 330,700 shares of Common Stock and the power to dispose of 481,300 shares of Common Stock.

(8) Includes 21,020 shares issuable upon exercise of options exercisable prior to June 20, 1998.

(9) Includes 70,000 shares issuable upon exercise of options exercisable prior to June 20, 1998.

(10) Includes 61,424 shares issuable upon exercise of options exercisable prior to June 20, 1998.

(11) Includes 9,695 shares issuable upon exercise of options exercisable prior to June 20, 1998.

(12) Includes 50,175 shares issuable upon exercise of options exercisable prior to June 20, 1998.

(13) Effective January 1997, Mr. Mathews resigned his duties and responsibilities as Vice President, Technology in order to focus his efforts on design engineering as the Company's Chief Design Engineer.

(14) Includes 49,869 shares issuable upon exercise of options exercisable prior to June 20, 1998.

(15) Mr. Sevin's address is Two Galleria Tower, 13455 Noel Road, Suite 1670, LB 5, Dallas, Texas 75240

(16) Includes 60,639 shares held of record by the L.J. Sevin Benevolent Fund.
     As the trustee of the L.J. Sevin Benevolent Fund, Mr. Sevin may be deemed a beneficial owner of the shares owned by the L.J. Sevin Benevolent Fund.
     Mr. Sevin disclaims beneficial interest in such shares.

(17) Includes 18,738 shares held of record by the Mary Berryman Cash 1992 Grandchildren's Trust. Mr. Cash disclaims beneficial ownership of the shares of Common Stock held of record by the Mary Berryman Cash 1992 Grandchildren's Trust.

(18) Mr. Erdmann's address is Mattstrasse 18, CH6052, Hergiswil, Switzerland.

(19) Includes 1,125 shares held of record in a trust for Mr. Phipps' dependent son, of which Mr. Phipps' wife is the trustee.

(20) Includes the shares referred to in notes 8-12, 14, 16, 17 and 19 above.

VOTING AGREEMENT

     Messrs. Coker, Schuele, Sevin, Cash, Erdmann, Kilby and Phipps (the "Voting Agreement Stockholders") are all parties to a Voting Agreement dated as of March 2, 1998 (the "Voting Agreement") with Unitrode. Pursuant to the terms of the Voting Agreement, the Voting Agreement Stockholders have agreed, subject to the terms and conditions of the Voting Agreement, to vote in favor of certain matters, including without limitation, the approval and adoption of the Merger Agreement, and against, among other things, any action or agreement that could reasonably be expected to result, directly or indirectly, in a breach in any material respect of any covenant, representation or warranty or any obligation of the Company under the Merger Agreement. The Voting Agreement Stockholders beneficially own an aggregate of 1,490,622 shares of Common Stock (representing approximately 21% of the issued and outstanding shares of Common Stock as of April 21, 1998). Unitrode did not pay additional consideration to any Voting Agreement Stockholder in connection with the execution and delivery of the Voting Agreement. The Voting Agreement terminates upon the earlier to occur of the consummation of the Merger or the termination of the Merger Agreement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 24, 1998    BENCHMARQ MICROELECTRONICS, INC.

                                  By: /s/ R. Scott Schaefer
                                     ---------------------------------------
                                          R. Scott Schaefer
                                     Chief Financial Officer and
                                     Corporate Secretary

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


         SIGNATURE                          TITLE                      DATE
----------------------------  ----------------------------------  --------------

/s/         *                 Director, President and Chief       April 24, 1998
----------------------------  Executive Officer (Principal
                              Executive Officer)


/s/ R. Scott Schaefer         Chief Financial Officer (Principal
----------------------------  Financial and Accounting Officer)
    R. Scott Schaefer         and Corporate Secretary


/s/         *                 Chairman of the Board
----------------------------
     Derrell C. Coker

/s/         *                 Director
----------------------------
       L.J. Sevin

/s/         *                 Director
----------------------------
       Berry Cash

/s/         *                 Director
----------------------------
     Dietrich Erdmann

/s/         *                 Director
----------------------------
      Charles Phipps

/s/         *                 Director
----------------------------
      Jack S. Kilby

* By: /s/ R. Scott Schaefer                                       April 24, 1998
      ----------------------
          R. Scott Schaefer
          Attorney-in-fact