Form 10-Q
period 1998-03-31
BENCHMARQ MICROELECTRONICS INC
filed 1998-05-14
CIK 872918

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

                                      or

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

As of May 11, 1998, there were 7,118,253 shares of the registrant's common stock outstanding.

                             CAUTIONARY STATEMENT

     The Company wishes to caution readers that the following important factors, in addition to others noted throughout this Form 10-Q, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for the second quarter of 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company, including, without limitation, statements made regarding the Company's dependence on TSMC (as defined herein) for future supply of wafers in Note 5 of the "Notes to Financial Statements", future product sales, marketing plans, market opportunities and industry conditions contained in Part I, Item 2, in the section entitled "Overview", average selling prices and gross margins contained in Part I, Item 2, in the section entitled "Results of Operations-Gross Margin", research and development expenses contained in Part I, Item 2, in the section entitled "Results of Operations-Research and Development", selling, general and administrative expenses contained in Part I,
Item 2, in the section entitled "Results of Operations-Selling, General and Administrative", merger related costs contained in Part I, Item 2, in the section entitled "Merger-Related Costs", capital expenditures and cash requirements contained in Part I, Item 2, in the section entitled "Liquidity and Capital Resources", and comments regarding litigation contained in Part II, Item 1, in the section entitled "Litigation" and Note 6 to "Notes to Financial Statements":

  -- an accelerated decline in the average selling prices for the Company's
     Battery Management Products (as defined herein), NVSRAM (as defined herein) products and RTC (as defined herein) products;

  -- insufficient expansion of the Company's production capacity to meet the sales demand for Battery Management Products;

  -- slower or declining acceptance of Battery Management Products, NVSRAM products or RTC products by customers;

  -- competitive disadvantage resulting from technical unfeasibility of the Company's new product designs;

  -- an accelerated growth of inventory leading to excess inventory and salability and/or obsolescence write-downs;

  -- inability to utilize option wafers as specified under the terms of the Company's Option Agreement with TSMC;

  -- increases in the prices of materials and components, especially wafers, SRAMs (as defined herein) and batteries used for NVSRAM Products or RTC Products;

  -- timing or delay of new product introductions by the Company or its competitors;

  -- loss of key personnel;

  -- excess production capacity;

  -- decline in demand due to industry factors;

  -- inability to achieve acceptable margins on the non-proprietary components included in Battery Management Products;

  -- product defects resulting in significant returns for credit or replacement;

  -- timing and size of significant orders;

  -- competitive pricing pressures;

  -- changes in product  mix;

  -- advances in technologies;

  -- growth of selling, general and administrative expense at a rate faster than that of sales and revenues;

  -- patent infringement and product liability litigation;

  -- labor disputes;

  -- failure to comply with government regulations;

  -- the effects of foreign currency rate fluctuation on expenses, average selling prices and market share;

  -- with respect to the "Year 2000" issue, the availability and cost of personnel trained in the area, the ability to locate and correct all relevant computer code, and similar uncertainties;

  -- the inability to realize the anticipated benefits of the proposed Merger
     (as defined herein) or the disruption of the Company's business resulting from the proposed Merger; and

  -- the inability to accurately forecast demand for the Company's products and inability to successfully negotiate orders with customers.

     In addition, the Company refers readers to the discussion of certain risk factors pertaining to the Company contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and in the Company's prospectus, dated December 1, 1995, as supplemented on December 21, 1995.

                       BENCHMARQ MICROELECTRONICS, INC.
                              INDEX TO FORM 10-Q



                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 1998 (unaudited) and
            December 31, 1997................................................. 5

          Consolidated Statements of Income for the Three Months
            Ended March 31, 1998 and 1997 (unaudited)......................... 6

          Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 1998 and 1997 (unaudited).................. 7

          Notes to Consolidated Financial Statements (unaudited).............. 8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................18

Item 6.   Exhibits and Reports on Form 8-K....................................18

Signatures....................................................................19

PART I.   FINANCIAL INFORMATION

                        BENCHMARQ MICROELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31,    DECEMBER 31,
                                                                                    1998          1997
                                                                                 --------------------------
                                                                                 (unaudited)
                                   ASSETS
Current assets:
 Cash and cash equivalents.....................................................  $ 4,091,144    $ 2,882,608
 Short-term investments........................................................   16,290,412     17,061,044
 Receivables, net of allowance for doubtful accounts and estimated returns of
   $857,261 and $863,785 at March 31, 1998 and December 31, 1997...............    4,049,970      4,601,796
 Inventories...................................................................    5,454,178      4,692,050
 Prepayment for product purchases..............................................    1,680,000      1,680,000
 Deferred income tax assets....................................................      857,619        857,619
 Prepaid expenses and other assets.............................................      485,881        148,014
                                                                                 --------------------------
     Total current assets......................................................   32,909,204     31,923,131
Property and equipment, at cost:
 Furniture and fixtures........................................................    1,320,254      1,166,054
 Equipment.....................................................................    5,752,284      5,246,351
 Computer software.............................................................      680,223        536,925
                                                                                 --------------------------
                                                                                   7,752,761      6,949,330
 Accumulated depreciation......................................................    4,714,119      4,257,801
                                                                                 --------------------------
                                                                                   3,038,642      2,691,529
Equipment under capital lease obligations......................................    3,961,979      4,154,061
 Accumulated amortization......................................................    1,443,517      1,358,815
                                                                                 --------------------------
                                                                                   2,518,462      2,795,246
Prepayment for product purchases...............................................    3,360,000      3,360,000
Noncurrent deferred income tax and other assets................................       49,355         78,569
                                                                                 --------------------------
     Total assets..............................................................  $41,875,663    $40,848,475
                                                                                 ==========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..............................................................  $ 2,450,091    $ 1,665,008
 Payroll and related benefits..................................................            -        239,022
 Income taxes payable..........................................................      496,072        337,347
 Other accrued liabilities.....................................................      935,911        670,603
 Deferred income on shipments to distributors..................................    1,160,491      1,250,291
 Current obligations under capital leases......................................    1,078,553      1,229,053
                                                                                 --------------------------
     Total current liabilities.................................................    6,121,118      5,391,324
Obligations under capital leases, less current obligations.....................      510,108        701,658
Deferred income taxes..........................................................      405,481        531,773
Stockholders' equity...........................................................
 Common stock, $ .001 par value, 50,000,000 shares authorized;
   7,179,419 and 7,005,417 shares issued at March 31, 1998 and
   December 31, 1997, respectively.............................................        7,179          7,005
 Additional paid-in capital....................................................   26,496,178     26,154,437
 Retained earnings.............................................................    8,345,178      8,062,822
 Net unrealized gain on short-term investments,................................        3,221         12,256
 Treasury stock, 64,000 common shares, at cost.................................      (12,800)       (12,800)
                                                                                 --------------------------
     Total stockholders' equity................................................   34,838,956     34,223,720
                                                                                 --------------------------
     Total liabilities and stockholders' equity................................  $41,875,663    $40,848,475
                                                                                 ==========================

                             See accompanying notes

                        BENCHMARQ MICROELECTRONICS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       1998          1997
                                                    -------------------------

  Net revenues....................................  $9,309,536   $11,712,148
  Cost of sales...................................   4,770,180     5,813,580
                                                    ------------------------
  Gross margin....................................   4,539,356     5,898,568
  Operating expenses:
     Research and development.....................     890,341       815,514
     Selling, general, and administrative.........   2,675,794     2,645,636
     Merger-related costs.........................     575,326             -
                                                    ------------------------
     Total operating expenses.....................   4,141,461     3,461,150
                                                    ------------------------
  Income from operations..........................     397,895     2,437,418
  Other income (expense):
     Interest income..............................     194,991       187,364
     Interest expense.............................     (36,752)      (52,368)
     Other........................................       1,422        (5,226)
                                                    ------------------------
  Income before provision for income taxes........     557,556     2,567,188
  Income tax provision............................     275,200       924,000
                                                    ------------------------
  Net income......................................  $  282,356   $ 1,643,188
                                                    ========================

  Net income per common share.....................  $     0.04   $      0.24
                                                    ========================
  Net income per common share  assuming dilution..  $     0.04   $      0.21
                                                    ========================

                            SEE ACCOMPANYING NOTES.

                        BENCHMARQ MICROELECTRONICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                1998           1997
                                                                            --------------------------
  Operating Activities:
  Net income.......................................................         $   282,356   $  1,643,188
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.................................             543,127        494,741
     Loss on disposition of fixed assets...........................                 518          5,226
     Deferred income taxes.........................................            (126,292)       649,821

     Changes in operating assets and liabilities:
        Receivables................................................             551,826     (1,115,118)
        Inventories................................................            (762,128)       (52,455)
        Prepaid expenses and other assets..........................            (308,653)       101,460
        Accounts payable...........................................             785,083        117,601
        Income taxes payable.......................................             158,725        144,729
        Deferred income on shipments to distributors...............             (89,800)           756
        Accrued liabilities........................................              26,287       (104,019)
                                                                            --------------------------
  Net cash provided by operating activities........................           1,061,049      1,885,930

  Investing Activities:
  Prepayment for product purchases.................................                   -     (2,000,000)
  Investment in short-term investments.............................          (8,462,804)   (15,662,324)
  Maturities of short-term investments.............................           9,224,401     16,218,785
  Capital expenditures.............................................            (613,974)      (439,205)
                                                                            --------------------------
  Net cash provided (used) by investing activities.................             147,623     (1,882,744)

  Financing Activities:
  Proceeds from issuance of common stock upon exercise of options..             341,914         35,628
  Principal payments under capital lease obligations...............            (342,050)      (356,037)
                                                                            --------------------------
  Net cash used by financing activities............................                (136)      (320,409)
                                                                            --------------------------
  Net change in cash and cash equivalents..........................           1,208,536       (317,223)
  Cash and cash equivalents at beginning of period.................           2,882,608      2,575,350
                                                                            --------------------------
  Cash and cash equivalents at end of period.......................         $ 4,091,144   $  2,258,127
                                                                            ==========================
  Supplemental Cash Flows Information:
     Cash paid for interest........................................         $    36,572   $     52,368
                                                                            ==========================
Cash paid for income taxes.........................................         $   242,768   $    129,450
                                                                            ==========================


           SEE ACCOMPANYING NOTES.

                       BENCHMARQ MICROELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

1.   INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements have been prepared by BENCHMARQ Microelectronics, Inc. (the "Company" or "BENCHMARQ") in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and the footnotes thereto included in the BENCHMARQ Microelectronics, Inc. annual report on Form 10-K for the year ended December 31, 1997.

On March 2, 1998, the Company signed a definitive Agreement and Plan of Merger (the "Merger Agreement") with Unitrode Corporation, a Maryland corporation ("Unitrode") and Merrimack Corporation, a Delaware corporation and wholly owned subsidiary of Unitrode ("Merrimack"). Under the Merger Agreement, Merrimack will merge (the "Merger") with and into the Company, and the Company will survive as a wholly owned subsidiary of Unitrode. If the Merger is consummated, each outstanding share of common stock of the Company will be converted into the right to receive shares of common stock of Unitrode. The initial exchange ratio is one share of Unitrode common stock for one share of BENCHMARQ common stock. However, if the average of the mean high and low per share trading prices on the New York Stock Exchange for a share of Unitrode common stock for the twenty trading days ending on the tenth day prior to the special meeting of the stockholders of the Company to consider the Merger is less than $16 or more than $24, the exchange ratio will be adjusted proportionally but in no event will the exchange ratio be greater than 1.33 to 1.

2.   EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (FAS 128). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform with FAS 128.

                       BENCHMARQ MICROELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                1998        1997
                                                             ----------------------
Numerator:
 Net income for basic and diluted earnings per share.......  $  282,356  $1,643,188

Denominator:
 Denominator for basic earnings per share -
  weighted average shares..................................   7,071,548   6,788,521

 Effect of dilutive securities:
  Employee stock options...................................     595,390     884,071
                                                             ----------------------

 Denominator for diluted earnings per share
  Adjusted weighted-average shares and assumed conversion..   7,666,938   7,672,592
                                                             ======================

Net income per common share................................  $     0.04  $     0.24
                                                             ======================

Net income per common share  assuming dilution.............  $     0.04  $     0.21
                                                             ======================

3.   INVENTORIES

     Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market.

     Inventories, net, consist of the following:

                                               MARCH 31,   DECEMBER 31,
                                                  1998         1997
                                               ------------------------
Finished goods...............................  $2,764,267    $2,090,256
Work-in-process..............................   1,527,343     1,223,743
Raw materials................................   1,162,568     1,378,051
                                               ------------------------
                                               $5,454,178    $4,692,050
                                               ========================

4.   INCOME TAXES

     For the three-month period ended March 31, 1998, the Company employed an effective tax rate of 49%, which is higher than the statutory rate of 34%, due to a portion of the Company's merger-related costs not being tax deductible.

                       BENCHMARQ MICROELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

5.   COMMITMENTS

     The Company currently obtains substantially all of its semiconductor wafers for use in its products from Taiwan Semiconductor Manufacturing Company ("TSMC"). The Company expects to remain dependent on TSMC for substantially all of its wafer capacity for the foreseeable future. In May 1996, the Company entered into an Option Agreement with TSMC (the "Option Agreement"). Pursuant to the Option Agreement, the Company committed to purchase and TSMC committed to provide specified quantities of wafers at prevailing market prices during the years 1997 through 2000. Additionally, the Company has an option to purchase and TSMC committed to provide certain additional wafers (the "Option Wafers") to be purchased during the years 1997 through 2000. The Company agreed to pay $5,880,000 as an advance payment for the Option Wafers TSMC committed to provide during the term of the Option agreement, of which $2,500,000 was paid in May 1996. The Company issued a promissory note due March 31, 1997, for the remaining $3,380,000. Effective March 31, 1997, the Company and TSMC amended the Option Agreement to incorporate the use by the Company of a proposed new TSMC manufacturing process and to reschedule until December 31, 1997, $1,380,000 of the note payable. The Company paid $2,000,000 as scheduled on March 31, 1997 and $1,380,000 on December 31, 1997. The advanced payment, which is being credited at specified amounts upon purchase of the Option Wafers, will be forfeited if such wafers are not purchased in a given year. During 1997, the Company utilized $840,000 of the advanced payment for the purchase of Option Wafers. Additionally, at December 31, 1997, the Company reclassified to current assets the portion of the advanced payment for Option Wafers from which it believes it will benefit in 1998. At March 31, 1998, none of the advance had been forfeited, and none was expected to be forfeited in the future.

6.   CONTINGENCY

The Company filed a declaratory judgment action against Dallas Semiconductor Corporation ("DSC") in January 1997 to resolve certain allegations of patent infringement asserted against the Company by DSC. The Company filed its action against DSC in the United States District Court for the Eastern District of Texas, Sherman Division. The Company had previously sought declaratory relief in a similar action filed in December 1995 which was dismissed on June 25, 1996, based on DSC's assurance to the court that it had not charged the Company with patent infringement. The parties failed to reach agreement in subsequent negotiations. Since the filing of the suit by the Company in January 1997 in Sherman, Texas, DSC filed a lawsuit against the Company in February 1997 in the United States District Court for the Northern District of Texas, Dallas Division, alleging infringement of some of the same patents at issue in the Sherman litigation filed in December 1995 and January 1997 by the Company. In its lawsuit, DSC is seeking injunction against patent infringement, damages for lost profit (which may under certain circumstances be trebled), pre and post judgment interest and attorney's fees. To date DSC has not specified an amount of monetary damages to which it alleges it is entitled. Subsequently, the courts determined that the two cases will be combined into one case in the United States District Court for the Eastern District of Texas. At present, 11 DSC patents are included in this case. The Company is confident that it has not violated any of the patents asserted by DSC and intends to vigorously

                       BENCHMARQ MICROELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (UNAUDITED)

6.   CONTINGENCY

pursue its case. However, due to the uncertainties associated with any litigation, the ultimate outcome cannot presently be determined.

Pursuant to the Merger Agreement, if the Merger Agreement is terminated for certain reasons provided for in the Merger Agreement, the Company is obligated to pay Unitrode a termination fee of $4,528,000 (the "Termination Fee"). These reasons include, but are not limited to, (i) the Company's Board of Directors failing to recommend approval and adoption of the Merger Agreement by the stockholders of the Company, taking certain actions to facilitate or encourage an Acquisition Proposal (as defined in the Merger Agreement) or making any recommendations or taking action with respect to any Acquisition Proposal other than a recommendation to reject such Acquisition Proposal (except under circumstances where the Pre-Closing Average of the Unitrode common stock is less than $12.00 per share); (ii) the stockholders of the Company fail to approve the Merger Agreement and an Acquisition Proposal had been made prior to the stockholders meeting; or (iii) the Company materially breaches certain provisions related to obtaining stockholder approval.

In addition, the Company granted Unitrode an option (the "Option") to purchase 955,158 shares of Common Stock at an exercise price of $17.53 per share pursuant to the terms of a Stock Option Agreement, dated March 2, 1998 (the "Option Agreement"). Upon the occurrence of certain events set forth in the Option Agreement, the Company may be required to repurchase the Option. The Total Profit (as defined in the Option Agreement) that Unitrode may receive under the Option is $7,278,000 less the amount of any Termination Fee received by Unitrode.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     BENCHMARQ was incorporated in 1989 and is engaged in the design, development and marketing of mixed-signal integrated circuits ("ICs") and electronic modules for portable and power-sensitive electronic systems. The Company introduced its first products in October 1990, and made its first shipments, principally of nonvolatile static random access memory ("NVSRAM") modules, in December 1990. In August 1991, the Company shipped its initial battery management product and in December 1991 shipped its first real-time-clock ("RTC") product. (The NVSRAM and RTC Products are collectively, "Integrated Battery Products.")

     BENCHMARQ currently is directing the majority of its research and development expenditures to the development of battery management products. BENCHMARQ's battery management integrated circuits and modules (collectively, "Battery Management Products") control charging, conditioning and monitoring of rechargeable batteries, principally for portable electronic systems, including personal computers, cellular telephones, camcorders, power tools, personal care devices, electronic games and audio devices. The Company believes that its revenues from Integrated Battery Products will not increase materially over the long-term and may decline. Accordingly, the Company expects that favorable future operating results will be substantially dependent upon its ability to expand sales of Battery Management Products. The Company experienced significant sales of Battery Management Products in 1997 and believes that battery management market opportunities will grow over time. However, much of this anticipated growth is expected to result from certain technological advances currently underway in the personal computer and portable communications markets. As a result, the Company's most significant challenges are the timely introduction of its next generation of capacity monitoring devices ("Gas Gauges") that are compatible with and take advantage of these technological advances and acceptance of its newly introduced Gas Gauge for the communications market. Although the Company's management is optimistic about the prospects for its next generation of Gas Gauges, there can be no assurance that the Company will be able to successfully develop and market these new products.

     A general softness in the industry began in late 1997 which has continued into 1998, and may continue in the future. This market condition has resulted in reduced longer term scheduled orders; therefore, the Company's visibility, as to future revenues, has been reduced for all of its product lines. As a result, the Company entered 1998 with a backlog of orders which was reduced from the beginning of the fourth quarter of 1997. The Company's products are sold on a U.S. dollar basis; therefore, the recent devaluation of the Asian currencies has caused the Company's products to become more expensive on a relative basis. Customers are taking a cautious approach to placing long term orders to control costs in the face of uncertainty with regard to future currency exchange rates and the Asian economic situation in general. The Company must rely on its forecasts to build certain products in quantities it believes will represent the future demand. Due primarily to the shorter lead times which the Company expects to receive from its customers, the Company has increased its inventory balance by approximately $762,000, or 16%, as compared to December 31, 1997, which will allow the Company to respond to these shorter lead times. The Company's management believes that it has adequately reserved for any inventories or receivables that could be affected by the softer market conditions. If forecasts are not accurate the Company's ability to successfully negotiate orders with customers may be adversely affected or the Company may manufacture excessive quantities of one or more of its products.

     The Company has entered into a definitive Merger Agreement, dated March 2, 1998, by and among Unitrode, Merrimack, and the Company. Under the Merger Agreement, Merrimack will merge (the "Merger") with and into the Company, and the Company will survive as a wholly owned subsidiary of Unitrode. If the Merger is consummated, each outstanding share of common stock of the Company will be converted into the right to receive shares of common stock of Unitrode. The initial exchange ratio is one share of Unitrode common stock for one share of BENCHMARQ common stock. However, if the average of the mean high and low per share trading prices on the New York Stock Exchange for a share of Unitrode common stock for the twenty trading days ending on the tenth day prior to the special meeting of the stockholders of the Company to consider the Merger is less than $16 or more than $24, the exchange ratio will be adjusted proportionally but in no event will the exchange ratio be greater than 1.33 to 1.

     The combined company plans to concentrate efforts in BENCHMARQ's battery management business in addition to Unitrode's power management and power conversion businesses to create a more complete portable power product line.
The Company believes that the combination of the two companies should expand the market opportunities in portable power products faster and further than those which would have been accessible independently. The combined company plans to continue to pursue its other currently established businesses. The combined resources of the two companies will offer an opportunity to pursue new markets to be targeted by the combined companies. An effect of the Merger will be a reduction in the percent of net revenue contribution to the combined company from the Integrated Battery Products of BENCHMARQ. Unitrode has a substantially larger and more established customer base and sales organization. However, there can be no assurance that these facts will have a positive effect on the sales of existing BENCHMARQ products. Significant administrative expense will be realized in the Merger effort. The Merger requires the approval of the stockholders of BENCHMARQ, and the issuance of the shares of Unitrode common stock contemplated by the Merger requires the approval of the stockholders of Unitrode. There can be no assurances that the Merger will be completed.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998, Compared with Three Months Ended March 31, 1997 and December 31, 1997

     Net Revenues. Total net revenues in first quarter 1998 were approximately $9.3 million, a 21% decrease over the same period in 1997. This decrease was due to revenue decreases in Integrated Battery Products, both NVSRAMs and RTCs, more than offsetting the strong growth in Battery Management Products since the first quarter of 1997. Battery management revenue was approximately $6.1 million in the first quarter of 1998, representing 65% of total revenues and a 28% increase over the same period in 1997. This strong battery management growth year over year is attributed to the increased attach rate of Gas Gauges in notebook PC's and in particular the rapid acceptance of BENCHMARQ's fully compliant SMBus Gas Gauge, the bq2040. This growth reflects the success of BENCHMARQ's strategy to focus on its battery management business.

     The Company's total net revenues for the first quarter of 1998 declined 11% from the fourth quarter of 1997 primarily due to the general softness in the market caused by the Asian economic crisis. Battery management revenues decreased 15% from fourth quarter 1997, which was only slightly greater than the seasonal fourth quarter to first quarter decrease reported a year ago. In addition, Integrated Battery Product revenue decreased 4% as compared to the fourth quarter of 1997.

     Revenue generated from royalties and other miscellaneous sources was 0.9% of total revenue in the first quarter of 1998, compared with 1.0% in the first quarter of 1997.

     The following table sets forth (for the periods indicated) the amount (in thousands) and percentage of total net revenues by type of product:

                                 THREE MONTHS ENDED MARCH 31,
                               -------------------------------
                                    1998            1997
                               --------------  ---------------

Battery Management Products    $6,075   65.3%  $ 4,731   40.4%
Integrated Battery Products     3,147   33.8     6,869   58.6
Royalties/Other                    88    0.9       112    1.0
                               --------------  ---------------
Total Net Revenue              $9,310  100.0%  $11,712  100.0%
                               ==============  ===============


     The Company's revenues from international customers accounted for approximately $6.1 million, or 66% of total net revenues, for the quarter ended March 31, 1998, compared to $7.4 million, or 63% of total net revenues, for the comparable period in 1997. During the first quarter of 1998, approximately 60% of the Company's total net revenues was derived from customers in the Asia-Pacific region. The Company's distributor in Taiwan accounted for approximately $2.6 million, or 28%, of the Company's total net revenues in the first quarter of 1998. The Company's distributor in Japan accounted for approximately $1.9 million, or 20%, of the Company's total net revenues in the first quarter of 1998. No other customer directly accounted for greater than 10% of the total net revenues in the first quarter of 1998.

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

     Gross Margin. The Company's gross margin represented 48.8% of total net revenues for the three months ended March 31, 1998 compared to 53.6 and 50.4% for the three-month periods ended December 31, 1997 and March 31, 1997, respectively. The decrease in gross margin as a percentage of sales sequentially and year over year resulted from the combination of increases in certain inventory reserves, reduced factory utilization, and average selling price decreases due to price pressure mostly from the Asian markets which were reacting to the impact of fluctuations in currency exchange rates.

     The Company expects that average selling prices, primarily with respect to its RTC and NVSRAM products will continue to decline. The Company believes that its ability to increase gross margins and maintain or increase its gross margins as a percentage of revenues over the long-term will primarily require it to increase its sales of and to introduce new more advanced Battery Management Products. There can be no assurance, however, that the Company will be able to achieve these objectives.

     Research and Development. The Company's research and development expense increased slightly in the first quarter of 1998 to $890,000 compared to $816,000 in the first quarter of 1997. As a percentage of total net revenues, research and development expense increased to approximately 9.6% in the first quarter of 1998 from 7.0% in the first quarter of 1997.

     The Company intends to continue to make a significant investment in research and development, particularly with respect to Battery Management Product opportunities, and believes that research and development expense will therefore increase in absolute dollars.

     Selling, General and Administrative. Selling, general and administrative expense was essentially flat in the first quarter of 1998 at approximately $2.7 million compared to $2.6 million in the first quarter of 1997. Selling, general and administrative expense represented approximately 28.7% and 22.6% of total net revenues in the first quarter of 1998 and 1997, respectively. Selling, general and administrative expense in absolute dollars is expected to continue to increase as the Company expands its business.

     Merger-Related Costs. Merger related costs were approximately $575,000 in the first quarter of 1998. The Company anticipates that these costs will represent a majority of total expenses required to complete the Merger.

     Other Income (Expense). Other income (expense), consists primarily of interest earned on short-term investments, net of interest expense on capital lease obligations. In the first quarter of 1998, the Company realized net other income of approximately $160,000, compared to $130,000 in the first quarter of 1997. This increase is primarily due to higher average balances of invested funds.

     Provision for Income Taxes. The Company generated pre-tax income during the first quarter of 1998 and 1997. The Company employed an effective tax rate of 49% and recorded a provision for income tax of $275,200 in the first quarter of 1998. This rate was substantially higher than the effective tax rate of 36% used during the three-month period ended March 31, 1997. The rate increase was primarily due to a portion of the Company's merger related costs not being tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital needs are to finance accounts receivable, inventories and additions of capital assets. Approximately $1.1 million of cash was generated by operating activities during the three months ended March 31, 1998 as compared to $1.9 million in the comparable period in 1997.

     Investing activities provided cash during the three-month period ended March 31, 1998 of approximately $148,000, which consisted of proceeds from net maturities of marketable securities of $762,000 and capital expenditures of approximately $614,000 consisting in large part of test and engineering equipment. Comparatively, investing activities used cash during the three months ended March 31, 1997 of approximately $1.9 million and was attributable primarily to the $2.0 million prepayment for certain quantities of wafers pursuant to the Option Agreement with TSMC; in addition, approximately $439,000 was used for capital expenditures and approximately $556,000 was provided by net maturities of marketable securities.

     Financing activities have consisted primarily of the issuance of common stock upon the exercise of employee stock options and payments made pursuant to capital lease obligations. Financing activities used cash during the three months ended March 31, 1998 of less than $1,000, which consisted of proceeds of approximately $342,000 from issuances of stock and payments of approximately $342,000 under capital lease obligations. During the comparable three months ended March 31, 1997, financing activities used net cash of approximately $320,000, consisting of payments under capital lease obligations and proceeds from issuances of stock.

     The Company's principal sources of liquidity are cash generated from operations as well as cash and cash equivalents and short-term investments of approximately $20.4 million at March 31, 1998. The Company's short-term investments are primarily in municipal and tax free bonds. In addition, the Company has a lease line of credit with BancBoston Leasing, Inc. As of April 30, 1998, approximately $888,000 was available under the lease line for additional acquisitions of equipment.

     The Company anticipates capital asset additions to range between $3.5 million and $8.5 million for the remainder of 1998, a large part of which will be used to expand product test capacity for certain of its Battery Management Products and the possible acquisition of real estate.

     The Company believes that existing cash balances and other capital resources will be sufficient to meet the Company's cash requirements for normal operations at least through 1998. However, the Company may also seek to establish additional lines of credit to augment its funding of operating activities during 1998. There can be no assurance that such additional financing, if required, will be available or will be available on terms acceptable to the Company.

     In addition, the Company may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company, over the longer term, may seek additional equity or debt financings to fund such activities. The sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, will be available or will be available on terms acceptable to the Company.

SEASONALITY

     Certain of the Company's product revenues and related profits may be subject to traditional semiconductor industry seasonality factors that may act to soften sales demand in the three-month period ending March 31.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company filed a declaratory judgment action against DSC in January 1997 to resolve certain allegations of patent infringement asserted against the Company by DSC. The Company filed its action against DSC in the United States District Court for the Eastern District of Texas, Sherman Division. The Company had previously sought declaratory relief in a similar action filed in December 1995 which was dismissed on June 25, 1996, based on DSC's assurance to the court that it had not charged the Company with patent infringement. The parties failed to reach agreement in subsequent negotiations. Since the filing of the suit by the Company in January 1997 in Sherman, Texas, DSC filed a lawsuit against the Company in February 1997 in the United States District Court for the Northern District of Texas, Dallas Division, alleging infringement of some of the same patents at issue in the Sherman litigation filed in December 1995 and January 1997 by the Company. In its lawsuit, DSC is seeking injunction against patent infringement, damages for lost profit (which may under certain circumstances be trebled), pre and post judgment interest and attorney's fees. To date DSC has not specified an amount of monetary damages to which it alleges it is entitled. Subsequently, the courts determined that the two cases will be combined into one case in the United States District Court for the Eastern District of Texas. At present, 11 DSC patents are included in this case. The Company is confident that it has not violated any of the patents asserted by DSC and intends to vigorously pursue its case. However, due to the uncertainties associated with any litigation, the ultimate outcome cannot presently be determined.

ITEM 6.   EXHIBITS AND REPORTS ON  FORM 8-K

(a)  Exhibits
     --------

     The exhibits filed as a part of this report are listed below.

          Exhibit No.    Description
          -----------    ------------------------------------------------------

               2 Agreement and Plan of Merger by and among Unitrode, Merrimack and the Company, dated as of March 2, 1998 (Previously filed with the Company's Current Report on Form 8-K filed with the Commission on March 3, 1998)

               10 Form of Employment Agreement entered into with certain officers and key employees (Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

               27        Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     A Current Report on Form 8-K dated March 2, 1998, was filed with the Securities and Exchange Commission on March 3, 1998 and reported entering into the Merger Agreement with Unitrode and Merrimack.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                            BENCHMARQ MICROELECTRONICS, INC.


MAY 14, 1998                /S/ ALAN R. SCHUELE
                            ---------------------------------
                            ALAN R. SCHUELE
                            PRESIDENT AND
                            CHIEF EXECUTIVE OFFICER (PRINCIPAL
                            EXECUTIVE OFFICER)



MAY 14, 1998                /S/ R. SCOTT SCHAEFER
                            ---------------------------------
                            R. Scott Schaefer
                            CHIEF FINANCIAL OFFICER (PRINCIPAL
                            FINANCIAL AND ACCOUNTING OFFICER)